Form 10-Q
period 2020-09-30
CF Finance Acquisition Corp II
filed 2020-11-12
CIK 1811856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

CF FINANCE ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	001-39470	84-3235065
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CFIIU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	CFII	The Nasdaq Capital Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	CFIIW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 12, 2020, 51,100,000 shares of Class A common stock, par value $0.0001, and 12,500,000 shares of Class B common stock, par value $0.0001, of the registrant were issued and outstanding.

CF FINANCE ACQUISITION CORP. II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2020 (Unaudited) and March 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	3

	Unaudited Condensed Statement of Cash Flows for the six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$404,636	$25,000
Prepaid expenses	24,062	-
Total current assets	428,698	-
Cash equivalents held in Trust Account	500,000,000	-
Total Assets	$500,428,698	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	44,577	505
Payables to related parties	32,083	-
Franchise tax payable	16,667	-
Total current liabilities	93,327	505

Commitments and Contingencies
Class A common stock, 49,533,537 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and March 31, 2020, respectively	495,335,370	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,566,463 and -0- shares issued and outstanding (excluding 49,533,537 and -0- shares subject to possible redemption) at September 30, 2020 and March 31, 2020, respectively	157	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2020 and March 31, 2020 (1)	1,438	1,438
Additional paid-in capital	5,068,202	23,562
Accumulated deficit	(69,796)	(505)
Total Stockholders’ Equity	5,000,001	24,495
Total Liabilities and Stockholders’ Equity	$500,428,698	$25,000

(1)	Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF FINANCE ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2020	For the Six Months Ended September 30, 2020	For the period from September 27, 2019 (inception) through September 30, 2019
General and administrative costs	$52,624	$52,624	$-
Franchise tax expense	16,667	16,667	-
Loss from operations	(69,291)	(69,291)	-
Net loss	$(69,291)	$(69,291)	$-

Weighted average shares outstanding of Class A common stock	51,100,000	51,100,000	-
Basic and diluted net income (loss) per share, Class A	$(0.00)	$(0.00)	$-
Weighted average shares outstanding of Class B common stock (1)	12,500,000	12,500,000	12,500,000
Basic and diluted net income (loss) per share, Class B	$(0.00)	$(0.00)	$-

(1)	Excludes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	For the three and six months ended September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - March 31, 2020	-	$-	14,375,000	$1,438	$23,562	$(505)	$24,495
Net loss	-	-	-	-	-	-	-
Balance - June 30, 2020 (unaudited)	-	$-	14,375,000	$1,438	$23,562	$(505)	$24,495
Sale of units in initial public offering	50,000,000	5,000	-	-	499,995,000	-	500,000,000
Offering costs	-	-	-	-	(10,619,833)	-	(10,619,833)
Sale of private placement units to Sponsor in private placement	1,100,000	110	-	-	10,999,890	-	11,000,000
Class A common stock subject to possible redemption	(49,533,537)	(4,953)	-	-	(495,330,417)	-	(495,335,370)
Net loss	-	-	-	-	-	(69,291)	(69,291)
Balance - September 30, 2020 (unaudited)	1,566,463	$157	14,375,000	$1,438	$5,068,202	$(69,796)	$5,000,001

	For the period from September 27, 2019 (inception) through September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - September 27, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Balance - September 30, 2019 (unaudited)	-	$-	14,375,000	$1,438	$23,562	$-	$25,000

(1)	Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period from September 27,
	For the Six Months	2019 (inception)
	Ended September 30, 2020	through September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(69,291)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	32,614	-
Changes in operating assets and liabilities:
Prepaid expenses	(24,062)	-
Accrued expenses	44,072	-
Franchise tax payable	16,667	-
Net cash used in operating activities	-	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)	-
Net cash used in investing activities	(500,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(185,410)	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering, gross	500,000,000	-
Proceeds received from private placement	11,000,000	-
Offering costs paid	(10,434,954)	-
Net cash provided by financing activities	500,379,636	25,000

Net change in cash	379,636	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$404,636	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in note payable	$184,879	$-
Initial classification of Class A common stock subject to possible redemption	$495,335,370	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Finance Acquisition Corp. II (the “Company”) was incorporated in Delaware on September 27, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited in its search for target businesses to a particular industry or sector for the purpose of consummating a Business Combination, the Company intends to focus its search on companies operating in the financial services, healthcare, real estate services, technology and software industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of net gains on investments, dividends and interest income on U.S. Treasury Securities, investments in money market funds that invest in U.S. Treasury Securities, and cash from the proceeds derived from the Initial Public Offering. The Company has selected March 31 as its fiscal year end.

The Company’s sponsor is CF Finance Holdings II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2020. On August 31, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at a purchase price of $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 3. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Company granted the underwriter a 45-day option to purchase up to an additional 7,500,000 Units to cover over-allotments, if any. The over-allotment option expired unexercised on October 10, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $11,000,000, which is described in Note 4.

Transaction costs amounted to approximately $10,600,000, consisting of $10,100,000 of underwriting fees and approximately $500,000 of other costs. In addition, approximately $500,000 of cash from the Initial Public Offering was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on August 31, 2020 and the concurrent sale of Private Placement Units, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (“Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 4). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Failure to Consummate a Business Combination – The Company has until August 31, 2022 to consummate a Business Combination (or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, the “Combination Period”). If the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form8-K and the final prospectus filed by the Company with the SEC on August 28, 2020 and September 4, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $405,000 in its operating bank account, and working capital of approximately $335,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $185,000 from the Sponsor pursuant to the promissory note (the “Note”) (see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under the Sponsor Loan or any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased, and interests in certain money market funds regulated pursuant to Rule 2a-7 under the Investment Company Act, to be cash equivalents. The Company had approximately $500 million and $0 in cash equivalents held in the Trust Account as of September 30, 2020 and March 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in the Trust Account. At September 30, 2020 and March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

As of September 30, 2020 and March 31, 2020, the carrying values of cash, cash equivalents held in Trust Account, accrued expenses, notes payable – related party, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 49,533,537 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statement of operations.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,033,334, of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock are calculated by dividing the gain on investments (net), dividends and interest earned on cash equivalents and investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

In the Initial Public Offering, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

Note 4—Related Party Transactions

Founder Shares

In September 2019, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On June 25, 2020, the Company effectuated a 1.3125-for-1 stock split. In August 2020, the Sponsor transferred 20,000 Founder Shares to Mr. Robert Hochberg, an independent director (none of which were subject to forfeiture in the event that the underwriters’ over-allotment option was not exercised in full). In addition, in August 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which were cancelled, resulting in an aggregate of 14,375,000 Founder Shares outstanding and held by the Sponsor. All share and per-share amounts have been retroactively restated to reflect the stock split and Founder Shares cancellation. Up to 1,875,000 Founder Shares were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions (see Note 6).

On October 10, 2020, the 45-day over-allotment option expired unexercised and, as a result, 1,875,000 shares of Class B common stock were forfeited for no consideration by the Sponsor in order for it to maintain ownership of 20.0% of the issued and outstanding shares of common stock of the Company (excluding the Private Placement Units). Such forfeited shares were cancelled by the Company.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,100,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($11,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant. Each whole warrant sold as part of the Private Placement Units is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the warrants included in the Private Placement Units will expire worthless. The warrants included in the Private Placement Units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

There were two underwriters involved in the Initial Public Offering. One of them is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co., an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Cantor Fitzgerald & Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, and 5.5% of the gross proceeds from the full or partial exercise of the underwriters’ over-allotment option.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination. As of September 30, 2020 and March 31, 2020, the Company had no outstanding amounts under the Sponsor Loan.

Prior to the Initial Public Offering, the Sponsor agreed to make available to the Company, under the Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. As of September 30, 2020 and March 31, 2020, the Company had no outstanding amounts under the Note.

If the $750,000 loan agreed to be funded by the Sponsor is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor. The unpaid balance is included in Payables to related parties on the accompanying condensed balance sheets. As of September 30, 2020, the Company had accounts payable outstanding to Sponsor for such expenses paid on the Company’s behalf of approximately $32,000.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on August 26, 2020, the holders of Founder Shares and Private Placement Units (and component securities) will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted Cantor Fitzgerald & Co., as representative of the underwriters of the Initial Public Offering, a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 10, 2020, the 45-day over-allotment option expired unexercised.

The underwriters of the Initial Public Offering were paid a cash underwriting discount of $10,000,000.

The Company also engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. The independent underwriter received no other compensation.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Business Combination. (see Note 4).

Note 6—Shareholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2020, there were 1,566,463 shares of Class A common stock issued and outstanding, excluding 49,533,537 shares subject to possible redemption. Class A common stock includes 1,100,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption feature contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2020, there were 14,375,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 1,875,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units). On October 10, 2020, the 45-day over-allotment option expired unexercised and, as a result, 1,875,000 shares of Class B Common Stock were forfeited by the Sponsor. Such forfeited shares were cancelled by the Company.

Prior to the consummation of the Business Combination, only holders of Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination).

On June 25, 2020, the Sponsor effectuated a recapitalization of the Company, which included a 1.3125-for-1 stock split. In addition, in August 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which were cancelled resulting in an aggregate of 14,375,000 Founder Shares outstanding and held by the Sponsor (1,875,000 of which were subject to forfeiture as of September 30, 2020, if the underwriter’s over-allotment option was not exercised in full).

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The warrants included in the Private Placement Units are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the warrants included in the Private Placement Units and the Class A common stock issuable upon the exercise of the warrants included in the Private Placement Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the warrants included in the Private Placement Units will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the warrants included in the Private Placement Units are held by someone other than the initial purchasers or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may redeem the Public Warrants (except with respect to the warrants included in the Private Placement Units):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants will expire worthless.

Note 7—Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets held in Trust Account:
U.S. Treasury Securities	$500,000,000	$-	$-	$500,000,000
Total	$500,000,000	$-	$-	$500,000,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

On October 10, 2020, upon the expiration of the 45-day period for the underwriters to exercise the over-allotment option and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B Common Stock were forfeited by the Sponsor in order for it to maintain ownership of 20.0% of the issued and outstanding shares of common stock of the Company (excluding private units held by the Sponsor). Such forfeited shares were cancelled by the Company. For additional information regarding the forfeiture of founder shares, see the Form 8-K filed by the Company with the SEC on October 16, 2020.

The Company evaluates subsequent events and transactions that occur after the unaudited condensed financial statements date through the date that the unaudited condensed financial statements are issued. Based upon this review, other than what is already disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Finance Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company formed on September 27, 2019 as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating a Business Combination, we intend to focus our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. Our sponsor is CF Finance Holdings II, LLC (our “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on August 26, 2020. On August 31, 2020, we consummated the Initial Public Offering of 50,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at a purchase price of $10.00 per Unit, generating gross proceeds of $500,000,000. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. We granted the underwriter a 45-day option to purchase up to an additional 7,500,000 Units to cover over-allotments, if any. The over-allotment option expired unexercised on October 10, 2020.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,100,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to our Sponsor, generating gross proceeds of $11,000,000 (the “Private Placement”). The proceeds of the Private Placement Units were deposited into the Trust Account and will be used to fund the redemption of the Public Shares subject to the requirements of applicable law.

Transaction costs amounted to approximately $10,600,000, consisting of $10,100,000 of underwriting fees and approximately $500,000 of other costs. In addition, approximately $500,000 of cash from the Initial Public Offering was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on August 31, 2020, an aggregate of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of September 30, 2020, the proceeds of the Initial Public Offering and Private Placement Units were held in cash and subsequently invested in a money market fund, as specified above.

If we are unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or August 31, 2022 (or a later date approved by our stockholders in accordance with our Amended and Restated Certificate of Incorporation, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish our public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of net gains on investments, dividends and interest income on U.S. Treasury Securities, investments in money market funds that invest in U.S. Treasury Securities and cash from the proceeds derived from the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance and other purposes), as well as for due diligence expenses in connection with our search for a Business Combination.

For the three and six months ended September 30, 2020, we had a net loss of approximately $69,000, which consisted of approximately $52,000 in general and administrative costs and $17,000 in franchise tax expense.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $405,000 in our operating bank account, and working capital of approximately $335,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $185,000 from our Sponsor pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor has committed to loan to us up to $750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under the Sponsor Loan or any working capital loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and our management has concluded that the specific impact is not readily determinable as of the date of the accompanying financial statements. The financial statements accompanying this report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 49,533,537 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,033,334 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income per share for shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the applicable period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act, we are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on August 28, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Private Placement

On August 31, 2020, simultaneously with the closing of the Initial Public Offering, we consummated a private placement of an aggregate of 1,100,000 units (“Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $11,000,000. Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant. Each whole warrant sold as part of the Private Placement Units is exercisable for one share of Class A common stock at a price of $11.50 per share. The Private Placement Units are identical to the Units sold in the Initial Public Offering, except that the Sponsor has agreed not to transfer, assign or sell any of the Private Placement Units (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The warrants underlying the Private Placement Units are also not redeemable by us so long as they are held by the Sponsor or its permitted transferees. In addition, for as long as the warrants underlying the Private Placement Units are held by the Sponsor, such warrants may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On August 31, 2020, we consummated our Initial Public Offering of 50,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one warrant. Each whole warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per whole share. The Units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of approximately $500,000,000. Cantor Fitzgerald & Co. (“CF&Co.”) acted as sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-241727). The SEC declared the registration statement effective on August 26, 2020.

We paid a total of $10,100,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the Initial Public Offering. In addition, we have engaged CF&Co. as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co. a cash fee for such services out of funds in the Trust Account upon the consummation of our initial business combination in an amount equal to $17,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering. We also repaid the promissory note to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $500,400,000, of which $500,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2020, approximately $405,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

10.1	Letter Agreement, dated August 26, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated August 26, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated August 26, 2020, by and among the Company, the Sponsor and the holders party thereto. (1)

10.4	Expense Reimbursement Agreement, dated August 26, 2020, by and between the Company and the Sponsor. (1)

10.5	Private Placement Units Purchase Agreement, dated August 26, 2020, by and between the Company and the Sponsor. (1)

10.6	Warrant Agreement, dated August 26, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.7	Underwriting Agreement, dated August 26, 2020, by and among the Company, Cantor, as representative of the several underwriters, and the qualified independent underwriter named therein. (1)

10.8	Business Combination Marketing Agreement, dated August 26, 2020, by and between the Company and Cantor Fitzgerald & Co. (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF FINANCE ACQUISTION CORP. II

Date: November 12, 2020		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020		/s/ Paul Pion
	Name:	Paul Pion
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)