Form 10-Q
period 2020-12-31
CF Finance Acquisition Corp II
filed 2021-02-16
CIK 1811856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 16, 2021, 51,100,000 shares of Class A common stock, par value $0.0001, and 12,500,000 shares of Class B common stock, par value $0.0001, of the registrant were issued and outstanding.

CF FINANCE ACQUISITION CORP. II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and March 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 and for the period from September 27, 2019 (inception) through December 31, 2019	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2020 and for the period from September 27, 2019 (inception) through December 31, 2019	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2020 and for the period from September 27, 2019 (inception) through December 31, 2019	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	March 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$31,906	$25,000
Prepaid expenses	395,833	-
Total current assets	427,739	-
Cash equivalents held in Trust Account	500,012,467	-
Total Assets	$500,440,206	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$31,556	505
Payables to related party	150,000	-
Sponsor loan - promissory notes	160,000	-
Franchise tax payable	66,667	-
Income tax payable	50	-
Total current liabilities	408,273	505

Commitments and Contingencies (Note 5)
Class A common stock, 49,503,193 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and March 31, 2020, respectively	495,031,930	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,596,807 and -0- shares issued and outstanding (excluding 49,503,193 and -0- shares subject to possible redemption) at December 31, 2020 and March 31, 2020, respectively	160	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 and 14,375,000 (1) shares issued and outstanding at December 31, 2020 and March 31, 20	1,250	1,438
Additional paid-in capital	5,371,827	23,562
Accumulated deficit	(373,234)	(505)
Total Stockholders’ Equity	5,000,003	24,495
Total Liabilities and Stockholders’ Equity	$500,440,206	$25,000

(1)	Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended December 31, 2020	For the Nine Months Ended December 31, 2020
General and administrative costs	$265,855	$318,453
Franchise tax expense	50,000	66,667
Loss from operations	(315,855)	(385,120)
Gain on investments held in Trust Account	12,467	12,467
Loss before income tax expense	(303,388)	(372,653)
Income tax expense	50	76
Net loss	$(303,438)	$(372,729)

Weighted average number of common stock outstanding:
Class A - Public shares	50,000,000	50,000,000
Class A - Private placement	1,100,000	1,100,000
Class B - Common stock(1)	12,500,000	12,500,000
Basic and diluted net income (loss) per share:
Class A - Public shares	$(0.00)	$(0.00)
Class A - Private placement	$(0.02)	$(0.03)
Class B - Common stock	$(0.02)	$(0.03)

(1) Excludes an aggregate of up to 1,875,000 shares that were subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 THROUGH DECEMBER 31, 2020

(UNAUDITED)

	For the three and nine months ended December 31, 2020
	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance - March 31, 2020	-	$-	14,375,000	(1)	$1,438	$23,562	$(505)	$24,495
Net loss	-	-	-		-	-	-	-
Balance - June 30, 2020 (unaudited)	-	$-	14,375,000	(1)	$1,438	$23,562	$(505)	$24,495
Sale of units in initial public offering	50,000,000	5,000	-		-	499,995,000	-	500,000,000
Offering costs	-	-	-		-	(10,619,833)	-	(10,619,833)
Sale of private placement units to Sponsor in private placement	1,100,000	110	-		-	10,999,890	-	11,000,000
Class A common stock subject to possible redemption	(49,533,537)	(4,953)	-		-	(495,330,417)	-	(495,335,370)
Net loss	-	-	-		-	-	(69,291)	(69,291)
Balance - September 30, 2020 (unaudited)	1,566,463	$157	14,375,000	(1)	$1,438	$5,068,202	$(69,796)	$5,000,001
Net loss	-	-	-		-	-	(303,438)	(303,438)
Class A common stock subject to possible redemption	30,344	3	-		-	303,437	-	303,440
Forfeiture of Class B common stock	-	-	(1,875,000)		(188)	188	-	-
Balance - December 31, 2020 (unaudited)	1,596,807	$160	12,500,000		$1,250	$5,371,827	$(373,234)	$5,000,003

For the period from September 27, 2019 (inception) through December 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - September 27, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Balance - September 30, 2019 (unaudited)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Balance - December 31, 2019 (unaudited)	-	$-	14,375,000	$1,438	$23,562	$-	$25,000

(1)	Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 6). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 6). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31, 2020	For the Period from September 27, 2019 (inception) through December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(372,729)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	187,696	-
Gain on investments held in Trust Account	(12,467)	-
Changes in operating assets and liabilities:
Prepaid expenses	79,167	-
Accrued expenses	31,051	-
Franchise tax payable	66,667	-
Income tax payable	50	-
Net cash used in operating activities	(20,565)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)	-
Net cash used in investing activities	(500,000,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	160,000	-
Repayment of note payable to related party	(697,575)	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds received from initial public offering, gross	500,000,000	-
Proceeds received from private placement	11,000,000	-
Offering costs paid	(10,434,954)	-
Net cash provided by financing activities	500,027,471	25,000

Net change in cash	6,906	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$31,906	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in note payable	$184,879	$-
Initial classification of Class A common stock subject to possible redemption	$495,404,630	$-
Change in Class A common stock subject to possible redemption	$372,700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CF FINANCE ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not commenced operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, relates to the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of net gains on investments, dividends and interest income on U.S. Treasury Securities, investments in money market funds that invest in U.S. Treasury Securities, and cash from the proceeds derived from the Initial Public Offering. The Company has selected March 31 as its fiscal year end.

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

Transaction costs amounted to approximately $10,600,000, consisting of $10,100,000 of underwriting fees and approximately $500,000 of other costs. In addition, approximately $500,000 of cash from the Initial Public Offering was held outside of the Trust Account and was available for working capital purposes.

Following the closing of the Initial Public Offering on August 31, 2020, and the concurrent sale of Private Placement Units, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 4) was placed in a trust account (“Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

On November 30, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among PVMS Merger Sub, Inc., a Delaware corporation and a wholly-owned direct subsidiary of the Company (“Merger Sub”), and View, Inc., a Delaware corporation (“View”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing’), Merger Sub will merge with and into View (the “Merger”), whereby the separate corporate existence of Merger Sub will cease and View will be the surviving corporation of the Merger and become a wholly owned subsidiary of the Company. At the Closing, the Company will amend its charter to, among other matters, change its name to “View, Inc.” For more information about the business combination, see the Company’s Registration Statement on Form S-4 initially filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2020 and as amended from time to time and the Form 8-K filed with the SEC on November 30, 2020.

In connection with the execution of the Merger Agreement, on November 30, 2020, the Company entered into Subscription Agreements with certain investors (the “PIPE Investors”), including the Sponsor, pursuant to which, contemporaneously with the Closing, such PIPE Investors will purchase an aggregate of 30,000,000 shares of the Company’s Class A common stock (the “PIPE Shares”) at $10.00 per share for an aggregate purchase price of $300,000,000 (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $50,000,000 of such aggregate PIPE Investments.

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

Basis of Presentation

The unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 28, 2020 and September 4, 2020, respectively.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $32,000 in its operating bank account, and working capital of approximately $19,000.

The Company’s liquidity needs through December 31, 2020 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the pre-IPO loan of approximately $185,000 from the Sponsor pursuant to a promissory note dated August 10, 2020 (the “Pre-IPO Note”) (see Note 4), the proceeds from the consummation of the Private Placement not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were $160,000 outstanding under the Sponsor Loan.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased, and interests in certain money market funds regulated pursuant to Rule 2a-7 under the Investment Company Act, to be cash equivalents. The Company had approximately $500 million and $0 in cash equivalents held in the Trust Account as of December 31, 2020 and March 31, 2020, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in the Trust Account. At December 31, 2020 and March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at December 31, 2020. The Merger Sub had no assets or liabilities as of December 31, 2020. All significant inter-company transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

As of December 31, 2020 and March 31, 2020, the carrying values of cash, cash equivalents held in Trust Account, accrued expenses, notes payable – related party, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 49,503,193 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of income per share for Class A common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock are calculated by dividing the gain on investments (net), dividends and interest earned on cash equivalents held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 1,100,000 shares of Class A common stock held by the Sponsor and the Company’s officers and directors, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 1,100,000 shares of Class A common stock held by the Sponsor and the Company’s officers and directors outstanding for the period.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,100,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($11,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Shares”) and one-third of one warrant. Each whole warrant sold as part of the Private Placement Units is exercisable for one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the warrants included in the Private Placement Units will expire worthless. The warrants included in the Private Placement Units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination. The Sponsor and the Company’s officers and directors have further agreed to waive their redemption rights with respect to any Founder Shares or Private Placement Shares held by them and any public shares they may acquire during or after this offering in connection with the completion of our initial Business Combination or otherwise.

Underwriter

There were two underwriters involved in the Initial Public Offering. One of them is an affiliate of the Sponsor (see Note 5).

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co., an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its stockholders to discuss the Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Cantor Fitzgerald & Co. a cash fee (the “Marketing Fee”) for such services upon the consummation of the Business Combination in an amount equal to $17,500,000 in the aggregate, which is equal to 3.5% of the gross proceeds of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed up to $750,000 in the sponsor loan (“Sponsor Loan”) to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination. As of December 31, 2020, the Company had $160,000 outstanding under the Sponsor Loan. As of March 31, 2020, the Company had no outstanding amounts under the Sponsor Loan.

Prior to the Initial Public Offering, the Sponsor agreed to make available to the Company, under the Pre-IPO Note, up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. As of December 31, 2020 and March 31, 2020, the Company had no outstanding amounts under the Pre-IPO Note.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor. The unpaid balance is included in Payables to related parties on the accompanying condensed consolidated balance sheets. As of December 31, 2020, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $150,000.

Note 5—Commitments and Contingencies

Registration and Stockholder Rights

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Business Combination. (see Note 4).

Note 6—Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 1,596,807 shares of Class A common stock issued and outstanding, excluding 49,503,193 shares subject to possible redemption. Class A common stock includes 1,100,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption feature contained in the shares sold in the Initial Public Offering.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2020, there were 12,500,000 shares of Class B common stock issued and outstanding. Prior to the consummation of the Business Combination, only holders of Class B common stock will have the right to vote on the election of directors. Holders of the Class A common stock will not be entitled to vote on the election of directors during such time. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

On June 25, 2020, the Sponsor effectuated a recapitalization of the Company, which included a 1.3125-for-1 stock split. In addition, in August 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which were cancelled. On October 10, 2020, the 45-day over-allotment option expired unexercised and, as a result, 1,875,000 shares of Class B Common Stock were forfeited by the Sponsor. Such forfeited shares were cancelled by the Company, resulting in an aggregate of 12,500,000 Founder Shares outstanding and held by the Sponsor and the other initial stockholders.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets held in Trust Account:
U.S. Treasury Securities	$500,012,467	$-	$-	$500,012,467
Total	$500,012,467	$-	$-	$500,012,467

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended December 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

On January 11, 2021, the Company entered into a Subscription Agreement (the “Additional Subscription Agreement”) with GIC Private Ltd., Singapore’s sovereign wealth fund (the “Subscriber”), pursuant to which the Subscriber agreed to purchase, and the Company agreed to sell to the Subscriber a number of shares (the “Additional PIPE Shares”) equal to the lesser of (i) 17,777,778 shares of the Company’s Class A common stock, and (ii) a number of shares of the Company’s Class A common stock such that the Subscriber would own (together with any other shares of Class A common stock that it or its affiliates owned on the date of the Additional Subscription Agreement) 9.85% of the Company’s issued and outstanding shares of Class A common stock after completion of the Merger and the issuance and sale of the PIPE Shares and the Additional PIPE Shares (as further described in the Additional Subscription Agreement). The purchase price for the Additional PIPE Shares will be $11.25 per share, for a maximum aggregate purchase price of $200.0 million.

On January 26, 2021, the Company established January 27, 2021 as the record date for the special meeting of stockholders that was held with respect to the previously announced business combination with View (see Note 1).

The Company evaluates subsequent events and transactions that occur after the unaudited condensed consolidated financial statements date through the date that the unaudited condensed consolidated financial statements are issued. Based upon this statements’ review, other than what is already disclosed, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Finance Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the Initial Public Offering on August 31, 2020, an aggregate of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of December 31, 2020, the proceeds of the Initial Public Offering and Private Placement Units were held in cash and subsequently invested in a money market fund, as specified above.

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, our activities have consisted of efforts directed towards locating a suitable target and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of net gains on investments, dividends and interest income on U.S. Treasury Securities, investments in money market funds that invest in U.S. Treasury Securities and cash from the proceeds derived from the Initial Public Offering and Private Placement. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance and other purposes), as well as for due diligence expenses in connection with our search for a Business Combination.

For the three months ended December 31, 2020, we had a net loss of approximately $303,000, which consisted of approximately $13,000 of gain on investments held in Trust Account, offset by approximately $266,000 in general and administrative costs, and approximately $50,000 in franchise tax expense.

For the nine months ended December 31, 2020, we had a net loss of approximately $373,000, which consisted of approximately $12,000 of gain on investments held in Trust Account, offset by approximately $318,000 in general and administrative costs, and approximately $67,000 in franchise tax expense.

The results of operations for the three months ended December 31, 2019 and for the period from September 27, 2019 (inception) through December 31, 2019 were not presented because it had no activity.

Proposed Business Combination

On November 30, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PVMS Merger Sub, Inc., a Delaware corporation and our wholly-owned direct subsidiary (“Merger Sub”), and View, Inc., a Delaware corporation (“View”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the closing of the transactions contemplated thereby (the “Closing’), Merger Sub will merge with and into View (the “Merger”), whereby the separate corporate existence of Merger Sub will cease and View will be the surviving corporation of the Merger and become our wholly owned subsidiary. At the Closing, the Company will amend its charter to, among other matters, change its name to “View, Inc.” For more information about the business combination, see the preliminary proxy statement/prospectus filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2021 and the Form 8-K filed with the SEC on November 30, 2020.

In connection with the execution of the Merger Agreement, on November 30, 2020, the Company entered into Subscription Agreements with certain investors (the “PIPE Investors”), including the Sponsor, pursuant to which, contemporaneously with the Closing, such PIPE Investors will purchase an aggregate of 30,000,000 shares of the Company’s Class A common stock (the “PIPE Shares”) at $10.00 per share for an aggregate purchase price of $300,000,000 (the “PIPE Investments”), with the Sponsor’s Subscription Agreement accounting for $50,000,000 of such aggregate PIPE Investments.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $32,000 in our operating bank account, and working capital of approximately $19,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $185,000 from our Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor has committed to loan to us up to $750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. As of December 31, 2020, there was $160,000 outstanding under the Sponsor Loan.

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

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 49,503,193 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Our unaudited condensed consolidated statements of operations include a presentation of income per share for shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the applicable period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $10,100,000 in underwriting discounts and commissions and approximately $500,000 for other costs and expenses related to the Initial Public Offering. In addition, we have engaged CF&Co. as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co. a cash fee for such services out of funds in the Trust Account upon the consummation of our initial business combination in an amount equal to $17,500,000, which is equal to 3.5% of the gross proceeds of the Initial Public Offering. We also repaid the Pre-IPO Note to our Sponsor from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Units was approximately $500,400,000, of which $500,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of December 31, 2020, approximately $32,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Agreement and Plan of Merger, dated as of November 30, 2020, by and among CF II, Merger Sub and View. (1)

10.2	Form of Subscription Agreement (1)

10.3	Form of Stockholder Voting Agreement. (1)

10.4	Form of Sponsor Support Agreement. (1)

10.5	Form of Lock-Up Agreement. (1)

10.6	Form of Registration Rights Agreement. (1)

10.7	Subscription Agreement, dated January 11, 2021, between CF II and GIC Private Ltd.. (2)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF FINANCE ACQUISTION CORP. II

Date: February 16, 2020		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2020		/s/ Alice Chan
	Name:	Alice Chan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)