Form 10-Q
period 2021-03-31
View, Inc.
filed 2021-05-17
CIK 1811856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39470.

VIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-3235065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 South Milpitas Blvd Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 263-9200

(Registrant’s telephone number, including area code)

CF Finance Acquisition Corp. II

110 East 59th Street,

New York, New York 10022

Former fiscal year: March 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value, $0.0001 per share	VIEW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	VIEWW	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 14, 2021, 217,076,712 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

EXPLANATORY NOTE

On May 10, 2021, after discussion with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm for the Non-Reliance Period (defined below), the Company’s management and the audit committee of the Board of Directors of the Company concluded that certain financial statements previously filed before consummation of the Company’s initial business combination, namely the quarterly unaudited financial statements as of and for the three months ended September 30, 2020 and December 31, 2020 (the “Non-Reliance Period”), should no longer be relied upon due to changes in the accounting for the Company’s warrants during that period. For additional information, please refer to that certain Form 8-K, filed on May 11, 2021.

View, Inc.

Quarterly Report on Form 10-Q

		Page No.
Note Regarding Forward Looking Statements		4

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		50

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	51
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54

Signatures		56

Note Regarding Forward Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our definitive proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on February 16, 2021, which is incorporated by reference into our Current Report on Form 8-K filed on March 12, 2021, and other documents filed by the Company from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and do not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

View, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$506,457	$63,232
Accounts receivable, net of allowances of $224 as of March 31, 2021 and December 31, 2020	12,086	12,252
Inventories	7,134	6,483
Prepaid expenses and other current assets	6,793	6,881

Total current assets	532,470	88,848
Property and equipment, net	279,278	282,560
Restricted cash	10,464	10,461
Other assets	4,318	8,946

Total assets	$826,530	$390,815

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$8,688	$14,562
Accrued expenses and other current liabilities	17,085	36,480
Accrued compensation	13,305	14,665
Deferred revenue	2,543	2,111
Debt, current	—	247,248

Total current liabilities	41,621	315,066
Debt, non-current	15,430	15,430
Redeemable convertible preferred stock warrant liability	—	12,323
Sponsor earn-out liability	23,983	—
Other liabilities	34,051	36,731

Total liabilities	115,085	379,550
Commitments and contingencies (Note 5)
Redeemable convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of March 31, 2021; 224,409,612 shares authorized, 121,431,310 shares issued and outstanding as of December 31, 2020; aggregate liquidation preference of $1,749,201 as of December 31, 2020	—	1,812,678
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding as of March 31, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 600,000,000 and 262,797,235 shares authorized as of March 31, 2021 and December 31, 2020; 217,076,712 and 1,708,476 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	22	—
Additional paid-in capital	2,667,127	89,789
Accumulated deficit	(1,955,704)	(1,891,202)

Total stockholders’ equity (deficit)	711,445	(1,801,413)

Total liabilities redeemable convertible preferred stock, and stockholders’ equity (deficit)	$826,530	$390,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$11,805	$9,167
Costs and expenses:
Cost of revenue	29,874	35,572
Research and development	15,658	21,258
Selling, general, and administrative	21,420	22,835

Total costs and expenses	66,952	79,665

Loss from operations	(55,147)	(70,498)
Interest and other income (expense), net
Interest income	5	445
Interest expense	(5,308)	(5,285)
Other expense, net	(1,442)	(24)
Gain on fair value change, net	7,413	4,427
Loss on extinguishment of debt	(10,018)	—

Interest and other income (expense), net	(9,350)	(437)

Loss before provision of income taxes	(64,497)	(70,935)
Provision for income taxes	(5)	(5)

Net and comprehensive loss	$(64,502)	$(70,940)

Net loss per share, basic and diluted	$(1.16)	$(42.82)

Weighted-average shares used in calculation of net loss per share, basic and diluted	55,500,398	1,656,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,891,202)	$(1,801,413
Retroactive application of reverse recapitalization (Note 2)	(5,101,421)	—	(71,774)	(7)	7	—	—

Balances as of December 31, 2020, as converted	121,431	1,812,678	1,709	—	89,789	(1,891,202)	(1,801,413)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	11,282	—	11,282
Net loss	—	—	—	—	—	(64,502)	(64,502)

Balances as of March 31, 2021	—	$—	217,077	$22	$2,667,127	$(1,955,704)	$711,445

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	5,223,032	$1,812,724	71,000	$7	$60,349	$(1,634,220)	$(1,573,864)
Retroactive application of reverse recapitalization	(5,101,596)	—	(69,350)	(7)	7	—	—

Balances as of December 31, 2019, as converted	121,436	1,812,724	1,650	—	60,356	(1,634,220)	(1,573,864)
Cancellation of Series A, Series B, and Series E redeemable convertible preferred stock	(5)	(46)	—	—	46	—	46
Issuance of common stock upon exercise of stock options	—	—	28	—	149	—	149
Stock-based compensation	—	—	—	—	9,218	—	9,218
Net loss	—	—	—	—	—	(70,940)	(70,940)

Balances as of March 31, 2020	121,431	$1,812,678	1,678	$—	$69,769	$(1,705,160)	$(1,635,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,502)	$(70,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,055	6,201
Loss on extinguishment of debt	10,018	—
Gain on fair value change, net	(7,413)	(4,427)
Amortization of debt discount	488	586
Stock-based compensation	11,282	9,218
Changes in operating assets and liabilities:
Accounts receivable	166	1,523
Inventories	(651)	756
Prepaid expenses and other current assets	87	22,044
Other assets	(865)	26
Accounts payable	(4,685)	(2,967)
Deferred revenue	432	(542)
Accrued compensation	(1,360)	481
Accrued expenses and other liabilities	(19,390)	(1,310)

Net cash used in operating activities	(70,338)	(39,351)

Cash flows from investing activities:
Purchases of property and equipment	(2,679)	(19,355)
Maturities of short-term investments	—	32,866

Net cash provided by (used in) investing activities	(2,679)	13,511

Cash flows from financing activities:
Proceeds from draws related to revolving debt facility	—	34,615
Repayment of revolving debt facility	(257,454)	(37,500)
Repayment of other debt obligations	—	(1,714)
Payments of obligations under capital leases	(210)	(364)
Proceeds from issuance of common stock upon exercise of stock options	382	149
Proceeds from reverse recapitalization and PIPE financing	815,184	—
Payment of transaction costs related to reverse recapitalization	(41,657)	—

Net cash provided by (used in) financing activities	516,245	(4,814)

Net increase (decrease) in cash, cash equivalents, and restricted cash	443,228	(30,654)
Cash, cash equivalents, and restricted cash, beginning of period	74,693	148,674

Cash, cash equivalents, and restricted cash, end of period	$517,921	$118,020

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,329	$1,492
Cash paid for income taxes	28	8
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(967)	$(2,784)
Conversion of redeemable convertible preferred stock to common stock	$1,812,678	$—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$7,267	$—
Common stock issued in exchange for services	$7,500	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization

View, Inc. (f/k/a CF Finance Acquisition Corp. II) and its wholly-owned subsidiaries (collectively “View” or the “Company”) headquartered in Milpitas, California, is a technology company that manufactures smart building products intended to help improve people’s health, productivity and experience, while simultaneously reducing energy consumption. View’s primary product is a proprietary electrochromic or “smart” glass panel that when combined with View’s proprietary network infrastructure and software, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa thereby reducing heat and glare. The Company is devoting substantially all of its efforts towards the manufacturing, sale and further development of its product platforms, and marketing of both custom and standardized product solutions.

On March 8, 2021 (the “Closing Date” or “Closing”), CF Finance Acquisition Corp. II (“CF II”), a Delaware corporation, consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CF II (“Merger Sub”), and View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation. See “Note 2— Reverse Recapitalization” for additional information.

Basis of Presentation

The condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting and are unaudited. The Company’s condensed consolidated financial statements include the accounts of View, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in View’s Current Report on Form 8-K filed with the SEC on March 12, 2021. The information as of December 31, 2020 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements.

As a result of the Transactions completed on March 8, 2021, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2021 and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

View’s Pandemic Response

During March 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) to be a global pandemic. The COVID-19 pandemic has impacted health and economic conditions throughout the U.S., including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts the Company’s operations will depend on future developments that cannot be predicted with certainty, including the duration of the outbreak, the availability and efficacy of vaccines and new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others. COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacture of its products that are sourced from a limited number of suppliers may also be disrupted. In addition, long-term effects of COVID-19 on employer work-from-home policies and therefore demand for office space cannot be predicted. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.

To address these conditions, the Company established protocols to continue business operations as an essential industry, insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, the Company reduced operating costs through headcount reductions and reduction of operating expenditures for third-party contractors.

Liquidity

On March 8, 2021, the Company completed the Transactions and raised net proceeds of $771.3 million, net of transaction costs of $43.9 million. In conjunction with the Transactions, the Company repaid in full the revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million.

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $1,955.7 million as of March 31, 2021 and it expects to incur substantial losses in future periods. The Company’s future operations are also dependent on the success of the Company’s development and commercialization efforts and, ultimately, upon the market acceptance of the Company’s products.

These condensed consolidated financial statements have been prepared on a going concern basis. Management believes that the Company’s cash and cash equivalents of $506.5 million as of March 31, 2021 are adequate to meet its needs, including any debt balances due at maturity, for the next twelve months from the issuance of these condensed consolidated financial statements.

Summary of Significant Accounting Policies

Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2020 included in View’s Current Report on Form 8-K filed with the SEC on March 12, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and the accompanying notes. Significant estimates include warranty accrual, the fair value of common stock prior to reverse recapitalization and other assumptions used to measure stock-based compensation, the fair value of the redeemable convertible preferred stock, warrants, sponsor earn-out liability, the determination of standalone selling price of various performance obligations and estimation of costs to complete the performance obligations under the insulating glass units (“IGU”) contracts for revenue recognition, and valuation of deferred tax assets and uncertain income tax positions. The Company bases its estimates on historical experience, the current economic environment, and on assumptions that it believes are reasonable under the circumstances. The

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company adjusts such estimates and assumptions when facts and circumstances dictate which may require significant judgement. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ significantly from these estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of March 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

For the three months ended March 31, 2021, one customer represented greater than 10.0% of total revenue, accounting for 26.3%. Four customers represented greater than 10.0% of total revenue, accounting for 65.0%, for the three months ended March 31, 2020. One customer accounted for 28.8% of accounts receivable, net as of March 31, 2021 and one customer accounted for 23.6% of accounts receivable, net as of December 31, 2020. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the three months ended March 31, 2021, two suppliers accounted for 37.3% and 12.7% of total purchases. For the three months ended March 31, 2020, one supplier accounted for 48.6% of total purchases.

Fair Value Measurement of Financial Assets and Liabilities

Fair value is defined as an exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. U.S. GAAP establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3	Unobservable inputs in which there are little or no market data and which require the Company to develop its own assumptions.

Cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term debt are carried at amortized cost, which approximates its fair value. See Note 4, for further information.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company recorded $2.4 million and $3.1 million, respectively, to reserve for excess and obsolete inventories and adjust ending inventories to net realizable value.

Product Warranties

The Company provides a standard assurance type warranty that its IGUs will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 years. Control systems associated with the sale of IGUs typically have a 5-year warranty. In resolving warranty claims, the Company generally has the option of either repairing or replacing the covered product. Based on historical experience, the Company accrues for estimated returns of defective products at the time revenue is recognized. The Company monitors warranty obligations and may make revisions to its warranty reserve if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of revenue in the condensed consolidated statements of comprehensive loss and included in other current liabilities and other liabilities on the condensed consolidated balance sheet. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as changes in the volume of claims compared with the Company’s historical experience, and the changes in the cost of servicing warranty claims. The estimated cost includes the Company’s expectations regarding future reductions in production costs which comprise of materials, labor, and factory overhead. The Company accounts for the effect of such changes in estimates prospectively.

In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification in 2019. The Company has had a low warranty claim rate to-date related to this matter. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company analyzed the risk of failure of the affected IGUs by analyzing historical failure rate as a function of time since the IGU installation. Based on this analysis, the Company estimated the number of IGUs expected to fail in the remaining warranty period and applied an estimated cost to calculate the cost to replace the IGUs. The estimated cost includes the Company’s expectations regarding future reductions in production costs which comprise of materials, labor, and factory overhead.

As of March 31, 2021 and December 31, 2020, the warranty liability included in accrued expenses and other current liabilities was $3.8 and $4.0 million and other liabilities was $18.1 million and $18.7 million, respectively, on the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company recorded a net credit of $0.3 million for the reduction in product warranties and consumption of $0.5 million. During the three months ended March 31, 2020, the Company recognized a warranty expense of $0.5 million and consumption of $0.7 million.

Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenue Recognition

The Company generates revenue from (i) the manufacturing and sale of insulating glass units (“IGU”) that are coated on the inside with a proprietary technology and are designed and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the Controls, Software and Services (“CSS”), which includes electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors that when combined with the IGUs enable the IGUs to tint. Also included in CSS is a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company.

The IGUs and CSS are typically sold separately to glaziers and low-voltage electricians (“LVE”), respectively. The assembly and installation of the IGUs and the electrical components included in the CSS generally is performed by the third-party, glaziers and LVEs, respectively, and is not included in the Company’s offerings. The Company does not have a role in arranging for the assembly nor the installation. The entire project is commissioned by the Company after the IGUs and CSS electrical components are installed. The commissioning service is provided by the Company to configure and test the operation of the windows at the building site and ensure proper functionality.

The Company’s revenue is highly dependent on securing design wins with end-users of the Company’s products and services, which typically are the owners, tenants or developers of buildings. The design win is typically secured through a non-binding memorandum of understanding. Once a design-win is secured, the Company enters into separate legally binding agreements with its customers (glaziers, LVEs, owners, tenants, developers of buildings, general contractors (“GC”) or a combination thereof) to deliver IGUs and CSS. The legally binding agreements with each customer constitute the revenue contract with its customers.

The Company’s accounting policy for its contracts with its customers is as follows:

The Company accounts for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) for all periods presented. Under ASC 606, revenue is recognized as or when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company performed the following five steps:

Step 1: Identify the contract(s) with a customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations in the contract; and

Step 5: Recognize revenue as or when the entity satisfies a performance obligation.

Insulating glass units (“IGUs”)

IGUs are designed and fabricated to building-site specifications and typically sold to glaziers, who are subcontracted by the building general contractor. Each contract to provide IGUs includes multiple distinct IGUs. Each unit is separately identifiable, does not modify or customize one another and each unit is not highly interdependent or interrelated. The Company determines the transaction price based on the consideration expected to be received, which is the contractual selling price. There is no variable consideration. The building-site specific IGUs have no alternative use to the Company once production has commenced as at that time they cannot practically be redirected to another customer. The Company has contractually enforceable rights to proportionate payment of the transaction price for performance completed to date. As such, the Company recognizes revenue over time as the IGU is fabricated, using cost-to-cost as the basis to measure the Company’s progress toward satisfying the performance obligation. Recognizing revenue as costs are incurred provides an objective measure of progress and thereby best

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

depicts the extent of transfer of control to the customer. Management judgment is required to estimate both the total cost to produce and the progress towards completion. Production cost is recognized as incurred. Changes in estimated costs to fabricate the IGU and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfilment of the performance obligation. The cumulative catch-up adjustments have not been material for the three months ended March 31, 2021 and 2020.

The average term of the contract is less than 12 months and is dependent on the size of the project and the associated construction schedule. Payment terms are generally net 30 upon invoicing, which coincides with shipment of completed IGUs.

Controls, Software and Services (CSS)

Contracts with customers for CSS contain multiple promised goods and services including electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors, and commissioning and other support services. The customer in these arrangements is typically the LVE, GC, building owner or in some limited cases the glazier. The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment requires management to make judgments about the individual promised good or service and whether such good or service is separable from the other aspects of the contractual relationship. Performance obligations in a contract are identified based on the promised goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

The Company’s contracts to deliver CSS contain multiple performance obligations for each promise in the CSS arrangement. Each of the identified promises, including electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors, and commissioning and other support services are capable of being distinct and each promise is separately identifiable in the context of the contract. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The Company determines standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company applies judgment to estimate the standalone selling price taking into account available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations. The consideration expected to be received for the Company’s CSS arrangements is generally fixed at inception; however, in limited cases the consideration expected to be received is dependent on the future occupancy of the building. The Company determines the transaction price based on the consideration expected to be received, which is the contractual selling price, as adjusted for any applicable estimates for variable consideration. Variable consideration is estimated at the amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Payment terms are generally net 30 upon invoicing, which typically occurs upon delivery of electrical connections schema or shipment of electrical components and completion of the commissioning service. Limited CSS arrangements have extended payment terms, and the Company adjusts the transaction price for the effects of the financing component, if significant.

The Company recognizes revenue allocated to each performance obligation at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer, which generally occurs upon shipment or delivery of the control panel and electrical components. The commissioning services and the delivery of the electrical connections schema require acceptance from the customer. The Company recognizes revenue from each of these two performance obligations when customer acceptance is obtained, as that is the point in time when control has been deemed to have transferred.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shipping and Handling Costs

The Company considers shipping and handling activities as costs to fulfill the sales of products. Freight charged to customers is included in revenue when control of the product is transferred to the customer, and the related shipping and handling costs are included in cost of revenue.

Taxes

Taxes imposed by governmental authorities on the Company’s revenue producing activities with customers, such as sales taxes and value added taxes, are excluded from revenue.

Contract Costs

The Company incurs incremental costs of obtaining contracts, primarily sales commissions and related fringe benefits. Incremental costs to obtain contracts are evaluated for recoverability using the expected consideration of both IGU and CSS contracts as the incremental costs are associated with both contracts. The Company currently incurs significant losses on its offerings and as such incremental costs to obtain contracts are not recoverable and have been expensed as incurred.

The Company does not incur significant costs to fulfill contracts prior to transferring control of the products or services.

Stock-Based Compensation

The Company measures stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and nonemployees based on the estimated fair value as of the grant date. Nonemployee stock-based awards have not been material through March 31, 2021.

Awards with only service vesting conditions

The fair value of stock option awards with only service condition is estimated on the grant date using the Black-Scholes option-pricing model, which requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The Company recognizes the fair value of each stock award on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At Closing, as required by the Merger Agreement, the Company granted stock option awards to purchase 5,000,000 shares of the Company’s common stock to certain officers.

Awards with service vesting and market conditions

At Closing, as required by the Merger Agreement, the Company granted stock-based awards containing both service and market conditions, as follows: (i) a nonqualified stock option award to its CEO to purchase 25,000,000 shares of the Company common stock (“CEO Option Award”) and (ii) 12,500,000 RSUs to certain officers (“Officer RSUs”).

The estimated fair value of the CEO Option Award and Officer RSUs is determined using Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied. The derived service period is determined using the

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Monte Carlo simulation model. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated. See Note 9 for further information regarding these awards.

Sponsor Earn-Out Liability

At Closing, the Sponsor subjected 4,970,000 shares (“Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five year post-Closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $12.50 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $15.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $20.00 for 5 out of any 10 trading days, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing (collectively, the “Earn-Out Triggering Events”).

These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.4 million. As of March 31, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $24.0 million. The change in the fair value of $2.4 million is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. See Note 4, for further information on fair value.

Public and Private Warrants

Prior to the Merger, CF II issued 366,666 private placement warrants (“Private Warrants”) and 16,666,637 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Merger on March 8, 2021 and b) 12 months from the date of the closing of CF II’s initial public offering on August 26, 2020 and terminating five years after the Merger.

The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 8 for further information.

Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the condensed consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the condensed consolidated statements of comprehensive loss at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.

On the consummation of the Merger, the Company recorded a liability related to the Private Warrants of $0.6 million, with an offsetting entry to additional paid-in capital. On March 31, 2021, the fair value of the Private

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants increased to $0.7 million, included in Other Liabilities, with the loss on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021. See Note 4, for further information on fair value.

Segment Reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. All long-lived assets are maintained in the United States. See “Concentration of Credit Risk and Other Risks and Uncertainties” for further information on revenue by customer and Note 3 for further information on revenue by geography and categorized by products and services.

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2020. The Company has adopted this standard as of the first quarter of 2021 and did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements, Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued several updates, amendments, and technical improvements to ASU 2016-02. The guidance requires recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases previously classified as operating. The standard also requires additional disclosures about leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 is effective for financial statements issued for fiscal years beginning after December 15, 2021. The Company expects to adopt this guidance in fiscal year 2022. The adoption of this guidance will result in recognition of ROU assets and leases liabilities on the condensed consolidated balance sheets. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.

In June 2016, FASB issued an ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326.The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.

In August 2020, the FASB issued No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has not yet decided the date of adoption of this standard. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Reverse Recapitalization

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, CF II was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Legacy View with the Merger treated as the equivalent of Legacy View issuing stock for the net assets of CF II, accompanied by a recapitalization. The net assets of CF II will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy View.

In connection with the Merger, the Company raised $815.2 million of gross proceeds including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemptions of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock.

Upon the Closing, holders of Legacy View common stock and redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the exchange ratio of 0.02325 (“Exchange Ratio”), which was based on Legacy View’s implied price per share prior to the Merger. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio.

In connection with the Merger, the Company incurred $43.9 million of Transaction costs, consisting of underwriting, legal, and other professional fees, of which $42.4 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $1.5 million was expensed immediately.

3.	Revenue

Disaggregation of Revenue

The Company disaggregates revenue by geographic market and between products and services that depict the nature, amount, and timing of revenue and cash flows.

The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended March 31,
	2021	2020

Revenue:
USA	$10,673	$8,822
Canada	1,132	321
Other	—	24

Total	$11,805	$9,167

The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended March 31,
	2021	2020

Revenue:
Products	$11,771	$9,012
Commissioning services	34	155

Total	$11,805	$9,167

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue, including both deferred revenue and non-cancelable contracted amounts that will be invoiced in future periods, not yet recognized as revenue as the amount has been allocated to performance obligations not yet completed, or only partially completed, as of the end of the reporting period. The Company applies the practical expedient to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less. After applying the practical expedient, the transaction price allocated to remaining performance obligations as of March 31, 2021 and December 31, 2020 was $7.2 million and $7.3 million, respectively, that the Company expects to recognize revenue as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company’s products and services are delivered.

Contract Assets and Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional. Contract assets as of March 31, 2021 and December 31, 2020 were $1.2 million included in other current assets.

Contract liabilities relate to amounts invoiced or consideration received from customers for the Company’s CSS contracts in advance of the Company’s satisfaction of the associated performance obligation. Such contact liabilities are recognized as revenue when the performance obligation is satisfied. Contract liabilities are presented as deferred revenue on the condensed consolidated balance sheets.

Revenue recognized during the three months ended March 31, 2021 and 2020, which was included in the opening contract liability balance as of December 31, 2020 and 2019 was $0.3 million and $0.6 million, respectively.

4.	Fair Value

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$457,440	$—	$—	$457,440

Total cash equivalents	457,440	—	—
Restricted cash:
Certificates of deposit		11,464	—	11,464

Total assets measured at fair value	$457,440	$11,464	$—	$468,904

Private warrants liability	$—	$—	$692	$692
Sponsor earn-out liability	—	—	23,983	23,983

Total liabilities measured at fair value	$—	$—	$24,675	$24,675

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,574	$—	$—	$38,574

Total cash equivalents	38,574	—	—	38,574
Restricted cash:
Certificates of deposit	—	11,461	—	11,461

Total assets measured at fair value	$38,574	$11,461	$—	$50,035

Redeemable convertible preferred stock warrants	$—	$—	$12,323	$12,323

Total liabilities measured at fair value	$—	$—	$12,323	$12,323

There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2021 and 2020.

The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Private Warrants	Sponsor Earn-out Liability	Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2020	$—	$—	$12,323
Additions during the quarter	589	26,443	—
Change in fair value	103	(2,460)	(5,056)
Reclass to additional paid-in-capital upon Closing	—	—	(7,267)

Balance as of March 31, 2021	$692	$23,983	$—

Valuation of redeemable convertible preferred stock warrants

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As a private company, specific historical and implied volatility information of its stock is not available. Therefore, the Company estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the redeemable convertible preferred stock warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends through the Closing Date at which time these redeemable convertible preferred stock warrants were converted to common stock warrants (see Note 2, Reverse Recapitalization) and classified as a component of stockholders’ equity.

The market-based assumptions used in the valuations include the following:

	March 8, 2021 (Closing Date)	December 31, 2020
Expected volatility	52%-75%	70%
Expected term (in years)	0.08-7.71	2.0
Expected dividends	0%	0%
Risk-free rate	0.04%-1.28%	0.1%
Discount for lack of marketability	5.0%-33.0%	11%-55%

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Valuation of Sponsor Earn-Out liability

The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	March 31, 2021	March 8, 2021 (Closing Date)
Stock price	$7.40	$9.19
Expected volatility	46.60%	29.20%
Risk free rate	0.92%	0.86%
Contractual term (in years)	4.9	5.0
Expected dividends	0%	0%

Current stock price: the stock price was based on the closing price as of the valuation date.

Expected volatility: the volatility rate was determined using the implied volatility of the warrants as such warrants are publicly traded.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term of the earnout period.

Contractual term: The contractual term is the five-year term of the earnout period.

Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.

Valuation of Private Warrants

The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2021	March 8, 2021 (Closing Date)
Stock price	$7.40	$9.19
Expected volatility	46.6%	29.2%
Risk free rate	0.78%	0.73%
Expected term (in years)	4.4	4.5
Expected dividends	0%	0%

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.	Commitments and Contingencies

Operating Leases

The Company has an operating lease of approximately 77,200 square feet of office space in Milpitas, California. The lease will expire on September 30, 2028. The lease requires a letter of credit in the amount of $1.0 million. The letter of credit was issued by the Company’s primary commercial bank and is fully secured by a certificate of deposit. The Company has classified this certificate of deposit as restricted cash on the condensed consolidated balance sheets. The Company also had an operating lease agreement for the lease of approximately 6,000 square feet of office space in Milpitas, California which expired on December 31, 2020.

In July 2010, the Company entered into an operating lease with Industrial Developments International for approximately 300,000 square feet of manufacturing space in Olive Branch, Mississippi, which is effective through March 2026. The lease requires, in addition to the minimum payments noted below, a letter of credit in the amount of $0.4 million in lieu of a deposit. The letter of credit was issued by the Company’s primary commercial bank and is fully secured by a certificate of deposit. The Company has classified this certificate of deposit as restricted cash on the condensed consolidated balance sheets. In September 2015, the Company amended the lease for an additional 267,300 square feet effective from March 2016. In March 2018, the Company entered into a second amendment for an additional 236,804 square feet, which lease expires on March 31, 2028.

In January 2019, the Company entered into an industrial facility operating lease with IDIG Crossroads I, LLC for manufacturing space of 510,350 square feet in Olive Branch, Mississippi with expiration on February 28, 2029. The lease requires a security deposit in the amount of $0.5 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company classified this security deposit as other assets on the condensed consolidated balance sheets. In April 2021, the Company terminated this operating lease.

The Company recorded facility rent expense of $1.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

The future minimum payments under all leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining nine months)	$5,672
2022	7,718
2023	7,901
2024	8,089
2025	8,281
Thereafter	22,509

Total minimum lease payments	$60,170

The amount included in the above table associated with the terminated lease on April 30, 2021 was $16.4 million ($1.3 million in 2021, $2.0 million in each of 2022, 2023 and 2024, $2.1 million in 2025 and $7.0 million thereafter).

Indemnifications

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify the Company’s officers, directors, and employees for liabilities arising out of their employment relationship. Generally, a maximum obligation under these contracts is not explicitly stated. Because the maximum amounts associated with these agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Standby Letter of Credit

During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors of the Company. As of March 31, 2021 and December 31, 2020, the total value of the letters of credit issued by the bank were $11.5 million. No amounts have been drawn under the standby letter of credit.

Litigation Settlement

In December 2014, the Company finalized the terms of a litigation settlement with a third party where the Company agreed to pay the other party a total of $32.0 million periodically over the next ten years. The Company recorded the present value of future payments as a liability and records interest expense as it accretes the liability. Under the terms of the settlement, the Company paid $3.0 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company is obligated to pay $13.0 million and $16.0 million, respectively, through 2025. As of March 31, 2021, the Company recorded $3.0 million and $7.0 million and as of December 31, 2020, $3.0 million and $9.7 million, respectively, in accrued expense and current liabilities, and other liabilities on the condensed consolidated balance sheets.

6.	Debt

Debt outstanding consisted of the following (in thousands):

	Interest Rate	March 31, 2021	December 31, 2020
Term loan, due June 30, 2032	0%	$15,430	$15,430
Revolving debt facility, repaid on March 8, 2021	LIBOR+9.05%	—	250,000
Debt discount		—	(2,752)

Total Debt		15,430	262,678
Debt, current		—	247,248

Debt, non-current		$15,430	$15,430

Principal payments on all debt outstanding as of March 31, 2021 are estimated as follows (in thousands):

Year Ending December 31,	Total
2021 (remaining nine months)	$—
2022	1,470
2023	1,470
2024	1,470
2025	1,470
Thereafter	9,550

Total	$15,430

Term Loan

On November 22, 2010, the Company entered into a debt arrangement with a lender, in an amount of $40.0 million (“Term Loan”), for the purpose of financing equipment and tenant improvements at its manufacturing facility in Olive Branch, Mississippi. Pursuant to the original terms, the loan provides for interest-free debt to be repaid in semi-annual payments due on June 30 and December 31 each year. The first installment became due on December 31, 2012. The loan was originally being paid over 24 semi-annual installments through June 30, 2024.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 22, 2020, the Company entered into an amended and restated debt arrangement with the lender. The amended and restated debt arrangement temporarily suspended the payments. Starting June 30, 2022, the Company is required to make semi-annual payments of $0.7 million through June 30, 2032.

The term loan agreement, as amended, contains requirements of the Company to: (i) invest at least $133.0 million in land, building, and equipment no later than December 31, 2016; and (ii) create 330 new full-time jobs within five years of the start of commercial production, no later than December 31, 2017, with an average annual wage of at least $48 thousand per job. Failure to meet these requirements, in whole or in part, may result in acceleration of debt repayment. The Company has met these requirements and was not in default of any of the terms of the debt arrangement.

The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. The Company was in compliance with this covenant.

Revolving Debt Facility

In October 2019, the Company entered into a secured revolving debt facility pursuant to which the Company may draw amounts in a maximum aggregate principal amount of $200.0 million until January 3, 2020 and $250.0 million after such date, for the purpose of paying payables and other corporate obligations. In October 2019, the Company drew a principal amount of $150.0 million under the facility with weekly maturity dates ranging from 8 days to 364 days. In May 2020, the Company drew the remaining principal amount of $100.0 million available under the facility, which is repayable in May 2021. The facility expires on October 22, 2023, at which time all drawn amounts must be repaid in full. The interest rate applicable to amounts outstanding under the facility is LIBOR, plus 9.05%. As security for the payment and performance of all obligations under the facility, the Company has granted the finance provider a security interest in substantially all of the Company’s assets.

Through October 23, 2022, repaid principal amounts become immediately available to be redrawn under the facility with maturity dates of one year. The maximum draw amount available under the facility is determined by a borrowing base calculated based on a formula consisting of certain eligible assets of the Company. As of December 31, 2020, the Company’s available borrowing capacity was nil pursuant to the terms of the debt facility including borrowing base limitation and compliance with other applicable terms. As of December 31, 2020, the Company classified the outstanding balance of $250.0 million as a current liability because the Company was in violation of the stockholders’ equity covenant as of such date and the limited waiver from the finance provider waived such violation only through March 31, 2021.

In December 2020, the Company entered into an amendment to replace thirteen weekly draws of approximately $2.9 million each, aggregating to $37.5 million in principal amount, with four notes of approximately $9.4 million each, aggregating to $37.5 million in principal amount. Before the amendment, the Company would have paid a total of $42.0 million, consisting of principal and interest amounts, upon maturity on January 6, 2021 through March 31, 2021. As a result of this amendment, the Company would have paid a total amount of $42.2 million, consisting of principal and interest amounts, upon maturity on April 9, 2021 through April 16, 2021.

On March 8, 2021, upon Closing, the facility was repaid in full in the amount of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million prior to the expiration of the limited waiver from the finance provider. Upon repayment of its obligation, the Company recorded a debt extinguishment loss of $10.0 million.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.	Stockholders’ Equity

Common Stock

On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2021, the Company had 217,076,712 shares of common stock issued and outstanding.

Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Upon the Closing, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 2 — Reverse Recapitalization.

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2021, no shares of View, Inc. Preferred Stock were issued and outstanding.

Dividend

Common stock is entitled to dividends when and if declared by the Company’s board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of its business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Company’s board of directors may deem relevant.

8.	Stock Warrants

Public and Private Warrants

Prior to the Merger, CF II issued 366,666 Private Warrants and 16,666,637 Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable on August 26, 2021 and terminating five years after the Closing.

Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”). For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Private Warrants are identical to the Public Warrants except that the Private Warrants are not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.

On April 7, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 17,033,303 shares of common stock issuable upon the exercise of the Warrants. At the time of filing this Quarterly Report on Form 10-Q such Registration Statement has not been declared effective by the SEC. As of March 31, 2021, there were 17,033,303 Warrants outstanding, and no Warrants have been exercised.

Other Common Stock Warrants

Legacy View also issued redeemable convertible preferred stock and common stock warrants, to various service providers, lenders, investors, at various points in time, which were subsequently converted to the common stock warrants of the Company. Upon consummation of the Merger, each Legacy View warrant that was outstanding was assumed by CF II and converted into a common stock warrant exercisable for common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger multiplied by (b) the Exchange Ratio. Such warrants have a per share exercise price equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger by (ii) the Exchange Ratio, and, except as specifically provided in the Merger Agreement, each warrant continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View warrant immediately prior to the Merger.

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued by Legacy View	Number of Warrants March 31, 2021 (As converted)	Number of Warrants December 31, 2020 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	Note 1
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	Note 1
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.6	Note 1
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	Note 1
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	161,457	161,457	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Note 1
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849.431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	Through March 2024
August 2015	Common stock	12,916	12.916	11.62	Through August 2025
December 2018	Common stock	24,910	24,910	9.04	Through December 2028
August 2020	Common stock	17,033,303	—	11.50	March 2026

	Total stock warrants	20,428,170	3,394,867

Note 1 – Expire two years from the effective date of an initial public offering.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Stock-Based Compensation

2018 Plan

Legacy View’s 2018 Amended and Restated Equity Incentive Plan (formerly the 2009 Equity Incentive Plan), effective November 21, 2018 (the “2018 Plan”), allowed Legacy View to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units to eligible employees, directors, and consultants of Legacy View and any parent or subsidiary of Legacy View. In connection with the Closing of the Merger, the 2018 Plan was terminated, the remaining unallocated share reserve under the 2018 Plan was cancelled and no new awards will be granted under the 2018 Plan. 24,657,302 options (as converted, due to retroactive application of reverse recapitalization) outstanding under the 2018 Plan at Closing were assumed by the Company under the 2021 Plan (defined below).

The options assumed under the 2021 Plan (defined below) generally vest 20% upon completion of one year of service and 1/60 per month thereafter or vest 25% upon completion of one year of service and 1/48 per month thereafter and generally expire 10 years from the date of grant.

2021 Plan

In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of March 31, 2021, the Company had 15,809,242 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.

Pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 12,500,000 Officer RSUs for shares of Class A Common Stock of the Company and 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer RSUs are subject to both time and market based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months, subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

CEO Incentive Plan

In connection with the Closing of the Merger, the Company adopted the 2021 Chief Executive Officer Incentive Plan (the “CEO Incentive Plan”) effective March 8, 2021. Pursuant to the CEO Incentive Plan and the terms of the Agreement and Plan of Merger, on March 8, 2021, the Company granted the CEO the CEO Option Award to purchase Class A common stock of the Company at an exercise price of $10.00 per share, which vests and becomes exercisable upon satisfaction of the performance conditions set forth in the table below, contingent upon the CEO’s continued employment with the Company on each such vesting date.

Tranche	Option Shares (#)	Average Trading Price per Share of the Combined Entity ($)
1	2,500,000	20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	110.00

The following table summarizes the activity under the Company’s 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,071,605	$0.22	7.59	$20,564
Retroactive application of reverse recapitalization	(1,046,690)

Balance as of December 31, 2020, as converted	24,915	$9.32	7.59	$20,564
Options granted	5,000	$10.00	—	—
Exercised	(186)	$9.04	—	—
Canceled/forfeited	(99)	$9.35	—	—

Outstanding as of March 31, 2021	29,630	$9.44	7.84	$—

Options vested and expected to vest as of March 31, 2021	28,294	$9.46	7.84	$—

Exercisable as of March 31, 2021	14,950	$9.52	7.13	$—

The weighted-average grant date fair value per share of stock options granted was $4.38 for the three months ended March 31, 2021. The total grant date fair value of stock options vested was $6.4 million during the three months ended March 31, 2021.

As of March 31, 2021, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $58.1 million and is expected to be recognized over a weighted-average service period of 2.6 years.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the time vested options above, as of March 31, 2021, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 9.94 years. There were no options issued under this plan in 2020.

The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the three months ended March 31, 2021. As of March 31, 2021, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $87.1 million and is expected to be recognized over a weighted-average service period of 5.1 years.

The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	12,500	$6.12

Outstanding as of March 31, 2021	12,500	$6.12

As of March 31, 2021, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $74.0 million and is expected to be recognized over a weighted-average service period of 2.3 years.

To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.

Valuation

The estimated grant date fair values of the Company’s time vested stock options granted to employees were calculated using the Black-Scholes option-pricing models based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-6.7
Expected dividends	0%	0%
Risk-free rate	1.07%	1.4%-1.8%

The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based Compensation Expense

The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$940	$542
Research and development	976	2,908
Selling, general, and administrative	9,366	5,768

Total	$11,282	$9,218

10.	Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

For the three months ended March 31, 2021 and March 31, 2020, the Company’s income tax expense was immaterial.

As our U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the three months ended March 31, 2021, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three months ended March 31, 2021 is due primarily to income taxes in Canada.

The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. There had been no changes in the estimated uncertain tax benefits recorded as of December 31, 2020.

11.	Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(64,502)	$(70,940)

Total weighted-average shares outstanding, basic and diluted	55,500,398	1,656,774

Net loss per share, basic and diluted	$(1.16)	$(42.82)

As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.

View, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Redeemable convertible preferred stock (on an if-converted basis)	—	121,431,302
Stock options to purchase common stock	29,630,036	25,404,652
Warrants to purchase common stock	20,428,170	40,152
Warrants to purchase redeemable convertible preferred stock (on an if-converted basis)	—	3,387,251

Total	50,058,206	150,263,357

The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of March 31, 2021. The 25,000,000 shares and the 12,500,000 shares of common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of View’s results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q and the financial statements and notes for the fiscal year ended December 31, 2020 contained in our Current Report on Form 8-K filed on March 12, 2021.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements within the meaning of the federal securities law are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in Part II, Item 1A of this Quarterly Report on From 10-Q and in the Risk Factors section of the Company’s definitive proxy statement/prospectus filed with the SEC on February 16, 2021, which is incorporated by reference into our Current Report on Form 8-K filed on March 12, 2021. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

Recent Developments

We are a former blank check company incorporated on September 27, 2019 under the name CF Finance Acquisition Corp. II (“CF II”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On March 8, 2021 (the “Closing Date”), CF II consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly owned-subsidiary of CF II (“Merger Sub”), and View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation.

The Merger was accounted for as a reverse recapitalization. Under this method of accounting, CF II was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, our financial statements will represent a continuation of the financial statements of Legacy View with the Merger treated as the equivalent of Legacy View issuing stock for the net assets of CF II, accompanied by a recapitalization. The net assets of CF II will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy View.

In connection with the Merger, we raised $815.2 million of gross proceeds including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemption of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock. We incurred $43.9 million of Transaction costs, consisting of underwriting, legal, and other professional fees, of which $42.4 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $1.5 million was expensed immediately.

In connection with the Merger, holders of Legacy View common stock and redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the exchange ratio of 0.02325 (the “Exchange Ratio”), which was based on Legacy View’s implied price per share prior to the Merger. For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by applying the Exchange Ratio.

Additionally, at Closing as required by the Merger Agreement:

•

the Sponsor subjected 4,970,000 shares (“Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five-year post-Closing earnout, subject to Earn-Out Triggering Events. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model. As of March 31, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value.

•	the Company adopted the 2021 Equity Incentive Plan which assumed all the outstanding options under Legacy View’s 2018 Plan at Closing.

•

the Company granted stock-based awards containing both a service and a market conditions, as follows: (i) a nonqualified stock option award to its CEO to purchase 25,000,000 shares of the Company common stock (“CEO Option Award) (ii) 12,500,000 RSUs to certain officers (“Officer RSUs”). The fair value of our market condition-based CEO Option Award and Officer RSUs is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term, risk free rate that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied.

•	the Company granted option awards to purchase 5,000,000 shares of the Company’s common stock to certain officers.

Prior to the Merger, CF II issued 366,666 private placement warrants (“Private Warrants”) and 16,666,637 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing on August 26, 2021 and terminating five years after the Closing. The Public Warrants meet the criteria to be classified in stockholders’ equity and the Private Warrants are classified as a liability. The Private Warrants are recorded at fair value at the Closing and at each reporting date estimated using the Black-Scholes option-pricing model.

Our Business

We are a technology company that makes buildings smarter and more connected. Our innovative products are intended to help enable people to lead healthier and more productive lives by allowing in more natural daylight and views while minimizing glare and heat, and also simultaneously reducing the building’s carbon footprint and energy usage. We seek to achieve these transformations by designing, manufacturing, and providing electrochromic or “smart” glass panels to which we add a 1 micrometer (approximately 1/100th the thickness of human hair) proprietary electrochromic coating. Through our proprietary network infrastructure, each View Smart Glass window is provided an individual IP-addressable location and when combined with our proprietary software and algorithms, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa, thereby reducing heat and glare. In addition, we now offer a suite of fully integrated, cloud-connected smart-building products that we believe will enable us to further optimize the human experience within buildings and help provide a truly delightful experience.

To date, we have devoted substantially all of our efforts and resources towards the development, manufacture and sale of our product platforms, which we believe have begun to show strong market traction. For the three months ended March 31, 2021 and 2020, our revenue was $11.8 million and $9.2 million, respectively, representing period-over-period growth of 28.8%.

Key Factors Affecting Operating Results

Execution of Growth Strategies

We believe that we are just beginning to address our market opportunity, which we expect to be driven by four secular trends (i) climate change, ESG and sustainability, (ii) a growing focus on human health inside buildings, (iii) increased desire for better human experiences in buildings, and (iv) growing demand for smart buildings.

To capitalize on these trends and our market opportunity, we must execute on multiple growth initiatives, the success of which may depend on our ability to develop mainstream acceptance of our products, including (i) increasing awareness of our products and their benefits across major markets in North America and internationally, (ii) increasing recurring sales, (iii) expanding our product portfolio, (iv) expanding our sales channels to include real estate brokers, (v) continuing to develop strong relationships with ecosystem partners such as building owners, developers, tenants, architects, contractors, low voltage electricians and glaziers, and (vi) expanding outside North America into international markets.

Technology Innovation

With over 1,000 patents and patent filings and 12 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. As we have since inception, we intend to continue making significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products, which would increase our differentiation in the market. For example, in 2020, we introduced a new suite of products to complement our market-leading Smart Glass windows and optimize the human experience while making buildings more intelligent:

•	View Net. Our high bandwidth power and data network that serves as the backbone to an intelligent building platform.

•	View Immersive Experiences. Our transparent, digital, interactive surfaces product that incorporates see-through, high definition displays directly onto the window.

•	View Sense. Modules that provide the ability to measure and optimize light, humidity, temperature, air quality, dust and noise to improve occupant wellness.

We expect our research and development expenses to increase in absolute dollars over time to maintain our differentiation.

Competition

We compete in the commercial window industry, the electrochromic glass industry, as well as within the larger smart building products industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through price and product improvement. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:

•	Technological innovation,

•	Product performance,

•	Product quality, durability, and price,

•	Execution track record, and

•	Manufacturing efficiency.

Capacity

View Smart Glass panels are currently manufactured at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. We expect the name-plate capacity of the second production line to be 7.5 million square feet of smart glass per year, bringing total name-plate capacity of our facility to 12.5 million square feet per year. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.

As of March 31, 2021, we have invested $410.1 million in capital expenditures net of retirements, primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $160.0 million over the next two to four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products.

Impact of COVID-19

During March 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) to be a global pandemic. The COVID-19 pandemic has impacted health and economic conditions throughout the United States, including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts our operations will depend on future developments that cannot be predicted with certainty, including the duration of the outbreak, the availability and efficacy of vaccines and new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others.

COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacture of its products that are sourced from a limited number of suppliers may also be disrupted. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.

To address these conditions, the Company established protocols to continue business operations as an essential industry, insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, the Company reduced operating costs in absolute dollars through headcount reductions and reduction of operating expenditures for third party contractors.

The long-term effects of COVID-19 on one of our key markets, office space, cannot be accurately predicted as employers continue to design their long-term work-from- home policies. Conversely, we expect to see an accelerated interest in the renovation market, potential increased spending on public buildings and infrastructure, movement to suburban office spaces, and increased investment in life sciences and laboratory buildings. We also expect to see changes in the market in response to COVID-19, including increased aversion to blinds that collect dirt and dust. Finally, we have seen COVID-19 accelerate societal perspective on the importance of the environment on personal health, which could drive adoption of our sensor products that measure and monitor health aspects in buildings.

Components of Results of Operations

Revenue

We generate revenue from the manufacturing and sale of insulating glass units (“IGU”) that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building. The IGUs, when combined with our Controls, Software and Services (“CSS”) which includes commissioning services, that we sell make the specified IGU tint. A full solution to the end-user includes IGU and CSS. The assembly and installation of the IGU and CSS is generally performed by glaziers and electricians and not included in our offerings. We do not have a role in arranging for the assembly nor the installation. The entire project is commissioned by us after the final assembly and installation to configure the operation of the windows at the building site and ensure proper functionality.

Our revenue primarily relies on securing design wins with end-users of our products and services, which typically are the owners, tenants or developers of buildings. We start the selling process by pitching the View Smart Glass benefits and business outcomes to the building owners, tenants, or developers. The pricing for a project is primarily driven by the make-up, size, shape, and total units of the IGU and associated CSS. The design win is typically secured through a non-binding agreement with the owners, tenants or developers of the buildings. Once a design win is secured, we enter into legally binding agreements with our customers (glaziers, low voltage electricians, owners, tenants, developers of buildings, general contractors or a combination thereof) to deliver IGUs and CSS.

Our IGUs are custom-built and sold to customers through legally binding contracts. Each contract to provide IGUs includes multiple distinct IGUs. We recognize revenue from our IGU contracts overtime as the work progresses and IGUs are produced, using cost-to-cost basis as a measure for percentage-of-completion of the performance obligation.

Our contracts for CSS contain promises to deliver multiple goods and services including sky sensors, window controllers, control panels and embedded software, cables and connectors, electrical connection schema and commissioning services. We recognize revenue allocated to each performance obligation at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer, which generally occurs upon shipment or delivery. Commissioning services requires acceptance from the customer, and we recognize commissioning revenue when customer acceptance is obtained. Limited CSS arrangements have extended payment terms, and we adjust the transaction price for the effects of the financing component, if significant.

Cost of Revenue

Cost of revenue consists primarily of the costs to manufacture and source our products, including the costs of materials, customer support, outside services, shipping, personnel expenses, including salaries and related personnel expenses and stock-based compensation expense, equipment and facility expenses including depreciation of manufacturing equipment, rent and utilities, and insurance and taxes, warranty costs, and inventory valuation provisions.

The primary factors that impact our cost of revenue are manufacturing efficiencies, cost of material, and mix of products. Given our advanced investment in capacity to capture future demand, we expect to continue to incur significant fixed costs that will be amortized over larger volumes of production as we scale our business.

Research and Development Expenses

Research and development expenses consist primarily of costs related to research, design, maintenance, and minor enhancements of our software that are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in development of new products and offerings. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, related to sales and marketing, finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, advertising and promotional expenses and general corporate expenses, including allocated facilities and information technology expenses.

We expect our selling, general, and administrative expenses to increase in absolute dollars for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and Nasdaq, legal, audit, higher expenses for directors and officer insurance, investor relations activities, and other administrative and professional services. Over time, we expect our selling, general and administrative expenses to decline as a percentage of revenue.

Interest and Other Income (Expense), net

Interest and other income (expense), net comprises interest income, interest expense, other expense, net, gain or loss arising out of change in fair value of sponsor earn-out liability, redeemable convertible preferred stock warrants and other derivative liabilities.

Interest income consists primarily of interest received or earned on our cash and cash equivalents balances.

Interest expense consists primarily of interest incurred on our debt facilities and amortization of debt discounts and issuance costs.

Other expense, net primarily consists of foreign exchange gains and losses and realized gains and losses from the sale of short-term investments.

Loss on extinguishment of debt comprises a loss arising from the extinguishment of debt as a result of repayment in full of our revolving debt facility.

Our sponsor earn-out shares, private warrants and redeemable convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in the condensed consolidated statements of operations. We will continue to adjust the outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the warrants.

Provision for Income Taxes

Our provision for income taxes consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations

The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Revenue	$11,805	$9,167	$2,638	28.8%
Costs and expenses:
Cost of revenue	29,874	35,572	(5,698)	(16.0)%
Research and development	15,658	21,258	(5,600)	(26.3)%
Selling, general, and administrative	21,420	22,835	(1,415)	(6.2)%

Total costs and expenses	66,952	79,665	(12,713)	(16.0)%

Loss from operations	(55,147)	(70,498)	15,351	(21.8)%
Interest and other income (expense), net:
Interest income	5	445	(440)	(98.9)%
Interest expense	(5,308)	(5,285)	(23)	(0.4)%
Other expense, net	(1,442)	(24)	(1,418)	*
Gain on fair value change, net	7,413	4,427	2,986	67.4%
Loss on extinguishment of debt	(10,018)	—	(10,018)	*

Interest and other income (expense), net	(9,350)	(437)	(8,913)	*

Loss before provision of income taxes	(64,497)	(70,935)	6,438	(9.1)%
Provision for income taxes	(5)	(5)	—	—

Net and comprehensive loss	$(64,502)	$(70,940)	$6,438	(9.1)%

*	not meaningful

Revenue

The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
US	$10,673	$8,822	$1,851	21.0%
Percentage of total revenue	90.4%	96.2%
Canada	1,132	321	811	252.6%
Percentage of total revenue	9.6%	3.5%
Other	—	24	(24)	(100)%
Percentage of total revenue	—	0.3%

Total	$11,805	$9,167	$2,638	28.8%

The following table presents our revenue by product and services (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Product	$11,771	$9,012	$2,759	30.6%
Percentage of total revenue	99.7%	98.3%
Commissioning service	34	155	(121)	(78.1)%
Percentage of total revenue	0.3%	1.7%

Total	$11,805	$9,167	$2,638	28.8%

Our total revenue increased by $2.6 million or 28.8% for the three months ended March 31, 2021 compared to the same period ended March 31, 2020. The increase is primarily driven by higher volume generated from the manufacturing and sale of IGUs. The increase in total volume was attributable to a greater market awareness of our products and stronger relationships with our ecosystem partners. A substantial majority of the Company’s revenue continue to be shipped to customers in the U.S., with such revenue representing 90.4% of total revenue for the three months ended March 31, 2021 as compared to 96.2% for the same period in 2020.

Product revenue increased by 30.6% in the three months ended March 31, 2021 as compared to the same period in the prior year mainly due to an increase in total volume recognized partially offset by change in product mix. Commissioning service revenue decreased by 78.1% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to timing of project completions and commissioning of project sites.

Costs and Expenses

Cost of Revenue

Cost of revenue decreased by $5.7 million or 16.0% in the three months ended March 31, 2021 compared to the same period in the prior year, despite the increase in revenue. This decrease was primarily related to a $5.3 million decrease in factory labor and overhead expense, driven by cost reduction efforts that resulted in a $4.6 million decrease in factory labor expenses from lower headcount and a $0.7 million reduction in other overhead costs. Additionally, there was a decrease of $1.4 million in materials cost primarily due to lower negotiated pricing, operational improvements in post-coat yield and carrier utilization. These decreases are partially offset by a $1.0 million increase in outside services. Cost of revenue for the three months ended March 31, 2021 and March 31, 2020 included $0.9 million and $0.5 million of stock-based compensation expense, respectively.

Research and Development

Research and development expenses decreased by $5.6 million or 26.3% in the three months ended March 31, 2021 compared to the same period in 2020. This was primarily due to completion of research and development ahead of the release of our Gen4 product. Research and development expenses for the three months ended March 31, 2021 and March 31, 2020 included $1.0 million and $2.9 million of stock-based compensation expense, respectively.

Selling, General, and Administrative

Selling, general, and administrative expenses decreased by $1.4 million or 6.2% in the three months ended March 31, 2021 compared to the same period in the prior year. This decrease was primarily due to decreases of $3.5 million in personnel costs due to lower headcount and $1.2 million in travel costs. These decreases were partially offset by an increase of $3.6 million in consulting costs for legal and accounting fees incurred for the Company’s Merger and initial public offering. Selling, general, and administrative expenses for the three months ended March 31, 2021 and March 31, 2020 included $9.4 million and $5.8 million of stock-based compensation expense, respectively. The increase in stock-based compensation was primarily due to the CEO Option Award, Officer RSUs and Officer Options granted as part of the Merger.

Interest and Other Income (Expense), net

Interest Income

Interest income decreased by $0.4 million during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a decrease in investments and as a result of reduction in yields.

Interest Expense

Interest expense remained almost flat. Interest expense consists primarily of interest incurred on our debt facilities and amortization of debt discounts and issuance costs until it was repaid in full during the quarter.

Loss on extinguishment of debt

During the three months ended March 31, 2021, the Company recorded a loss of $10.0 million on debt extinguishment related to the full repayment of our revolving debt facility.

Gain on Fair Value Change, Net

The gain related to change in fair value increased by $3.0 million in the three months ended March 31, 2021 compared to the same period in the prior year primarily due to changes in the fair value of our sponsor earn-out liability.

Provision for Income Taxes

The provision for income taxes did not fluctuate materially during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

Sources of Liquidity

As a result of the Merger, we raised gross proceeds of $815.2 million including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemption of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock. In conjunction with the Merger, we repaid in full our revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million. We plan to finance our operations with a combination of capital raised from the Transactions, equipment financing and revenue from product sales. Further, our future operations are dependent on the success of our development and commercialization efforts and, ultimately, upon market acceptance of our products. There can be no assurance that positive cash flows from operations can be achieved or sustained.

We had $506.5 million in cash and cash equivalents as of March 31, 2021. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of the COVID-19 pandemic.

Until we can achieve profitability, we expect to primarily fund our business through a combination of cash and cash equivalents, equity, equipment financing, government incentives and debt financing. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, capital expenditures associated with our capacity expansion, the introduction of new products and the continuing market adoption of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition. If adequate funds are not available, we may need to reconsider our expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Debt

Term Loan

As of March 31, 2021, we had $15.4 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of March 31, 2021, the outstanding amount under this arrangement has been classified as a long term liability.

The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of March 31, 2021, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of March 31, 2021, we were in compliance with all covenants.

Long-Term Liquidity Requirements

Until we can achieve profitability, we expect to primarily fund cash needs through a combination of equity, equipment financing, government incentives and other debt financing. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing.

Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, capital expenditures associated with our capacity expansion, the introduction of new products and the continuing market adoption of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products and technologies. In the event that we require additional financing, we may not be able to raise such financing on acceptable terms or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition. If adequate funds are not available, we may need to reconsider our expansion plans or limit our research and development activities, which could have a material adverse impact on our business prospects and results of operations.

Cash Flows

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(70,338)	$(39,351)
Net cash (used in) provided by investing activities	$(2,679)	$13,511
Net cash provided by (used in) financing activities	$516,245	$(4,814)

Cash Flows from Operating Activities

Net cash used in operating activities was $70.3 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was a net loss of $64.5 million adjusted for non-cash charges of $11.3 million related to stock-based compensation, $6.1 million related to depreciation and amortization, and loss on extinguishment of debt of $10.0 million partially offset by $7.4 million non-cash gain related to change in fair value of our sponsor earn-out liability and other derivative liabilities. This was increased by net cash outflows of $26.2 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accrued compensation, expenses and other liabilities of $20.8 million, a $4.7 million decrease in accounts payable due to timing of payments to our suppliers and an increase of $1.3 million in other operating assets offset by a $0.4 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.

Net cash used in operating activities was $39.4 million for the three months ended March 31, 2020. The most significant component of our cash used during this period was a net loss of $70.9 million adjusted for non-cash charges of $9.2 million related to stock-based compensation and $6.2 million related to depreciation and amortization partially offset by $4.4 million non-cash gain related to change in fair value of our redeemable convertible preferred stock warrant liability. This was offset by net cash inflows of $20.0 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $22.1 million decrease in prepaid and other assets driven by $22.5 million cash collected on a malpractice legal settlement from one of our former attorneys, a decrease of $1.5 million in accounts receivable due to timing of collections, a decrease of $0.8 million in inventory due to timing of material purchases offset by a decrease in accounts payable of $3.0 million due to timing of payments to our suppliers, a decrease of $0.8 million due to reduction in accrued compensation, expenses and other liabilities and a decrease in deferred revenue of $0.5 million due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended March 31, 2021 which was due to purchases of property, plant and equipment.

Net cash provided by investing activities was $13.5 million for the three months ended March 31, 2020, which was primarily due to the proceeds from the maturity of short-term investments of $32.9 million offset by purchases of property, plant and equipment of $19.4 million primarily related to the expansion of our manufacturing facilities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $516.2 million for the three months ended March 31, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.

Net cash used in financing activities was $4.8 million for the three months ended March 31, 2020, which was primarily due to proceeds from draws related to revolving debt facility of $34.6 million as reduced by repayments of $39.2 million under the same facility and payment of capital lease obligations of $0.4 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in View’s Current Report on Form 8-K filed on March 12, 2021 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the three months ended March 31, 2021. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.

We believe the following accounting estimates to be most critical to the preparation of our condensed consolidated financial statements.

Revenue Recognition

We generate revenue from (i) the manufacturing and sale of IGUs that are coated on the inside with a proprietary technology and are designed and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the CSS, which includes electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors that when combined with the IGUs enable the IGUs to tint. Also included in CSS is a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by us.

Our contracts to provide IGUs includes multiple distinct IGUs. Our contracts to deliver CSS contain multiple performance obligations for each promise in the CSS arrangement.

Transaction price is allocated among the performance obligations in a manner that reflects the consideration that we expect to be entitled to for the promised goods or services based on standalone selling prices (SSP). Management judgment is required in determining SSP. SSP is estimated based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we apply judgment to estimate it taking into consideration available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations.

We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. We recognize revenue over time for our IGU performance obligations using cost-to-cost as the basis to measure progress toward satisfying the performance obligation. Management judgment is required to estimate both the total cost to produce and the progress towards completion. Changes in estimated costs to satisfy the IGU performance obligations and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfilment of the performance obligation.

Product Warranties

We provide a standard assurance type warranty that our IGUs will be free from defects in materials and workmanship generally for 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 years. Control systems associated with the sale of IGUs generally have a 5-year warranty. Management judgment is required to estimate the amount of product warranty accrual. Warranty accruals are based on estimates that are updated on an ongoing basis taking into consideration inputs such as changes in the failure rates, volume of claims compared with our historical experience, and the changes in the cost of servicing warranty claims.

There is uncertainty inherent in the failure rate analysis and the projected costs to replace or repair the defective products in future years, as such we evaluate warranty accruals on an ongoing basis and account for the effect of changes in estimates prospectively.

As of March 31, 2021 and December 31, 2020, the warranty liability included in accrued expenses and other current liabilities was $3.8 and $4.0 million and other liabilities was $18.1 million and $18.7 million, respectively, on the condensed consolidated balance sheets. During the three months ended March 31, 2021, the Company recorded a net credit of $0.3 million for the reduction in product warranties and consumption of $0.5 million. During the three months ended March 31, 2020, the Company recognized a warranty expense of $0.5 million and consumption of $0.7 million.

Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Stock-Based Compensation

We measure stock-based awards, including stock options, granted to employees and nonemployees based on the estimated fair value as of the grant date. The fair value of stock options are estimated using the Black- Scholes option pricing model, which requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

We recognize the fair value of each stock award on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, our stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the weighted-average assumptions used in estimating the fair value of employee stock options granted during each of the periods presented:

	Three Months Ended March 31,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-6.7
Expected dividends	0%	0%
Risk-free rate	1.07%	1.4%-1.8%

Expected volatility: As our common stock only recently became publicly traded, the expected volatility for our stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards.

Expected term: The expected term represents the period these stock awards are expected to remain outstanding and is based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.

Expected dividend yield: The expected dividend rate is zero as we currently have no history or expectation of declaring dividends on our common stock in the foreseeable future.

Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities corresponding to the expected term of the awards.

Common Stock Valuation

Prior to our common stock being publicly traded, the fair value of our common stock was historically determined by our board of directors with the assistance of management. In the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock based on the information known on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of our, and in part on input from third-party valuations.

The fair value of our common stock was determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management’s judgment, including:

•	valuations of our common stock performed by independent third-party specialists;

•	the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	the prices paid for common or convertible preferred stock sold to third-party investors by us

•	for shares repurchased by us in arm’s-length transactions;

•	the lack of marketability inherent in our common stock;

•	our actual operating and financial performance;

•	our current business conditions and projections;

•	the hiring of key personnel and the experience of our management;

•	the history of the company and the introduction of new products;

•	our stage of development;

•	the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given

•	prevailing market conditions;

•	the operational and financial performance of comparable publicly traded companies; and

•	the U.S. and global capital market conditions and overall economic conditions.

In valuing our common stock, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company. The valuation methodology also considers both actual transactions of the convertible preferred stock and expected liquidity values where appropriate.

CEO Option Award and Management RSUs

The fair value of our market condition-based CEO Option Award and Officer RSUs and Options is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term, risk free rate that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies.

Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

The following table summarizes the assumptions used in estimating the fair value of CEO Option Award, Officer RSUs and Options:

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a

Following the completion of the Merger, the fair value of our common stock is now based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Sponsor Earn-Out Liability

We account for Sponsor Earn-Out shares as liability classified instruments because the earn-out triggering events that determine the number of Sponsor Earn-Out shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The fair value of this liability is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term, risk free rate that determine the probability of achieving the earn-out conditions to calculate the fair value.

The following table summarizes the assumptions used in estimating the fair value of the Sponsor Earn-Out Shares at each of the relevant periods:

	March 31, 2021	March 8, 2021 (Closing Date)
Stock price	$7.40	$9.19
Expected volatility	46.6%	29.20%
Risk free rate	0.92%	0.86%
Contractual term	4.9 years	5.0 years
Expected dividends	0%	0%

Private Warrants

We account for our Private Warrants as liability classified instruments due to provisions which make the settlement amounts dependent upon the characteristics of the holder of the warrant and since holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, the Private Warrants are not considered indexed to the Company’s stock and classified as a liability. The fair value of this liability is determined using the Black-Scholes option-pricing model that utilizes significant assumptions, including volatility, expected term, and risk free rate.

The following table summarizes the assumptions used in estimating the fair value of the Private Warrants at each of the relevant periods:

	March 31, 2021	March 8, 2021 (Closing Date)
Stock price	$7.40	$9.19
Expected volatility	46.60%	29.20%
Risk free rate	0.78%	0.73%
Expected term	4.4 years	4.5 years
Expected dividends	0%	0%

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.     Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective as we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

•

We did not design or maintain effective controls over risk assessment, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to revenue and receivables, inventory, equity and derivative liabilities, and period-end financial reporting.

•

We did not design or maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, we did not design and maintain: (i) program change management control for financial systems relevant to our financial reporting to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate our personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, data backups are authorized and monitored, and restorations are tested; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The material weaknesses related to the control environment and risk assessment resulted in adjustments to several accounts and disclosures in the December 31, 2020, 2019 and 2018 annual and the March 31, 2021, September 30, 2020 and 2019 quarterly financial statements. The IT deficiencies did not result in an adjustment to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

To address its material weaknesses, we have taken the following steps thus far to enhance our internal control over financial reporting and we plan to take additional steps to remediate the material weaknesses:

•	hired new leadership in the accounting and finance team, including a corporate controller, with appropriate technical accounting knowledge and public company experience in finance and accounting;

•

hired a qualified assistant corporate controller and assistant factory controller, and will continue to hire qualified technical accounting and SEC reporting professionals to execute key controls related to various financial reporting processes, in addition to utilizing third-party consultants to supplement our internal resources;

•

engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by COSO;

•

performed a comprehensive risk assessment that identified the risks of material misstatement whether due to error or fraud in the consolidated financial statements and have begun implementing new controls and redesigning existing controls, including transactional controls, review controls, IT general controls and user access controls to mitigate the identified risks of material misstatements; and

•

performed a segregation of duties analysis and have started to segregate conflicting roles and removing unnecessary access to financial reporting systems and applications relevant to the preparation of the financial statements;

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any material pending legal proceeding; however, from time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that the final outcome of these ordinary course matters will not have a material adverse effect on our business, operating results, financial position or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management attention and resources and other factors.

Item 1A.     Risk Factors

The risk factors below should be read in conjunction with the risk factors disclosed in our definitive proxy statement filed with the SEC on February 16, 2021, which is incorporated by reference into our Current Report on Form 8-K filed on March 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We identified an additional material weakness in our internal control over financial reporting related to equity and derivative liabilities, which will result in the restatement of previously issued financial statements. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “Staff Statement”). In light to the Staff Statement, on May 10, 2021, after discussion with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm for the Non-Reliance Period (defined below) (“Withum”), the Company’s management and the audit committee of the Board of Directors of the Company concluded that certain financial statements previously filed before consummation of the Company’s initial business combination, namely the quarterly unaudited financial statements as of and for the three months ended September 30, 2020 and December 31, 2020 (the “Non-Reliance Period”), should no longer be relied upon due to changes in the accounting for Company warrants during that period. We identified an additional material weakness in our internal control over financial reporting related to equity and derivative liabilities, which will result in the restatement of previously issued financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of restatements and material weaknesses in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting. As a result of such material weaknesses, restatements, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from such restatements and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On March 8, 2021 (the “Closing Date”), View, Inc., a Delaware corporation (f/k/a CF Finance Acquisition Corp. II (“CF II”)) (the “Company” or “View”), consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (as amended, modified or waived from time to time, the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CF II (“Merger Sub”), and View Operating Corporation, a Delaware corporation (f/k/a View, Inc.) (“Legacy View”).

Pursuant to the Merger Agreement, a business combination between the Company and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, the Company changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name from View, Inc. to View Operating Corporation.

In connection with the special meeting of the stockholders of CF II held on March 5, 2021 (the “Special Meeting”) and the Merger, holders of 12,587,893 shares of Company Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), exercised their right to redeem their shares for cash at a redemption price of $10.00 per share, for an aggregate redemption amount of approximately $125.88 million.

On March 8, 2021, at the effective time of the Merger (the “Effective Time”), and subject to (and except as specifically provided by) the terms of the Merger Agreement, each share of Legacy View common stock, par value $0.0001 per share and each share of Legacy View preferred stock, par value $0.0001 per share, that was issued and outstanding immediately prior to the Effective Time, was automatically cancelled and ceased to exist in exchange for 0.02325 shares (the “Exchange Ratio”) of Class A Common Stock for each share of Legacy View common stock and Legacy View preferred stock, without interest, subject to rounding up such fractional shares of each holder to the nearest whole share of Class A Common Stock (after aggregating all fractional shares of Class A Common Stock that otherwise would be received by such holder).

At the Effective Time, each share of Merger Sub common stock outstanding immediately prior to the Effective Time, automatically and without any required action on the part of any holder or beneficiary thereof, was converted into and exchanged for one validly issued, fully paid and nonassessable share of Legacy View common stock.

At the Effective Time, each option to purchase shares of Legacy View common stock that was outstanding immediately prior to the Effective Time, whether vested or unvested, was assumed by the Company and converted into an option to purchase that number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy View common stock subject to the Legacy View option immediately prior to the Effective Time multiplied by (b) the Exchange Ratio. Such assumed option shall have a per share exercise price for each share of Class A Common Stock issuable upon exercise of the assumed option equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View common stock subject to such Legacy View option immediately prior to the Effective Time by (ii) the Exchange Ratio. Except as specifically provided in the Merger Agreement, following the Effective Time, each assumed option is governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View option immediately prior to the Effective Time.

At the Effective Time, each Legacy View warrant that was outstanding immediately prior to the Effective Time was assumed by the Company and converted into an assumed warrant exercisable for that number of shares of Class A Common Stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Effective Time multiplied by (b) the Exchange Ratio. Such assumed warrant shall have a per share exercise price for each share of Class A Common Stock issuable upon exercise of the assumed warrant shall be equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Effective Time by (ii) the Exchange Ratio. Except as specifically provided in the Merger Agreement, following the Effective Time, each assumed warrant shall continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View warrant immediately prior to the Effective Time.

At the Effective Time, the Sponsor subjected 4,970,000 of its shares of Class B Common Stock (the “Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) after the Closing based on a five year post-Closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of Class A Common Stock exceeds $12.50 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of Class A Common Stock exceeds $15.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of Class A Common Stock exceeds $20.00 for 5 out of any 10 trading days, in each case, subject to early release for a Combined Entity sale, change of control or going private transaction or delisting after the Effective Time.

Following the Effective Time, View granted 12,500,000 performance-based restricted stock units for shares of Class A Common Stock of the Company (the “Officer RSUs”) and 5,000,000 options to purchase Class A Common Stock of the Company (the “Officer Options” and together with the Officer RSUs, the “Officer Earnout Awards”) to View’s executive officers. The Officer RSUs are subject to both time and market based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months, subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months. For further details about the Officer Earnout Awards, see “2021 Equity Incentive Plan Proposal — New Plan Benefits” beginning on page 176 of the proxy statement/prospectus.

Following the Effective Time, View granted a nonqualified stock option award to its CEO to purchase 25,000,000 shares of Class A Common Stock of the Company at an exercise price of $10.00 per share (“CEO Option Award”), which will vest in ten equal tranches upon the achievement of certain stock price hurdles as specified for each tranche, subject to the CEO’s continued employment. For further details about the CEO Option Award, see “CEO Incentive Plan Proposal — New Plan Benefits” beginning on page 182 of the proxy statement/prospectus.

As of the opening of trading on March 9, 2021, the Class A Common Stock and warrants of View, Inc. (f/k/a CF Finance Acquisition Corp. II), began trading on the Nasdaq Stock Market (“Nasdaq”) as “VIEW” and “VIEWW”, respectively.

As previously disclosed, on November 30, 2020, CF II entered into separate Subscription Agreements with a number of subscribers (each an “Initial Subscriber”), pursuant to which the Initial Subscribers agreed to purchase, and CF II agreed to sell to the Initial Subscribers, an aggregate of up to 30,000,000 shares of Class A Common Stock (the “Initial PIPE Shares”), for a purchase price of $10.00 per share, and on January 11, 2021, CF II entered into a Subscription Agreement with an additional subscriber (the “Additional Subscriber” and together with the Initial Subscribers, the “PIPE Subscribers”), pursuant to which the Additional Subscriber agreed to purchase, and CF II agreed to sell to the Additional Subscriber, up to 17,777,778 shares of Class A Common Stock (the “Additional PIPE Shares” and together with the Initial PIPE Shares, the “PIPE Shares”). The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements was contingent upon, among other customary closing conditions, including the substantially concurrent closing of the Merger (the “Closing”). On March 8, 2021, substantially concurrently with the Closing, the sale of the PIPE Shares was consummated, pursuant to which (after taking into account open market purchases by the Initial Subscribers and the 9.85% cap applicable to the Additional Subscriber), the Initial Subscribers purchased an aggregate of 26,078,242 shares of Class A Common Stock and the Additional Subscriber purchased 16,024,914 shares of Class A Common Stock, for total gross proceeds to the Company of approximately $441.1 million.

A description of the PIPE Subscription Agreements is included in the proxy statement/prospectus in the section entitled “The Business Combination Proposal–Related Agreements” beginning on page 137 of the proxy statement/prospectus. The securities issued in connection with the PIPE Subscription Agreements have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 30, 2020, by and among CF Finance Acquisition Corp. II, PVMS Merger Sub, Inc., and View, Inc. (incorporated by reference to Exhibit 2.1 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

3.2	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

4.1	Warrant Agreement, dated August 26, 2020, by and between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. II (incorporated by reference to Exhibit 4.1 to CF Finance Acquisition Corp. II’s Form 8-K, filed with the SEC on September 1, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to CF Finance Acquisition Corp. II’s Registration Statement on Form S-1, filed with the SEC on August 14, 2020).

10.1	Form of Subscription Agreement, by and between CF Finance Acquisition Corp. II and the undersigned subscriber thereto (incorporated by reference to Exhibit 10.1 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

10.2	Subscription Agreement, by and between CF Finance Acquisition Corp. II and the Subscriber named therein (incorporated by reference to Exhibit 10.1 to CF Finance Acquisition Corp. II’s Form 8-K, filed with the SEC on January 11, 2021).

10.3	Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. II, View, Inc. and the undersigned holder thereto (incorporated by reference to Exhibit 10.4 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

10.4	Registration Rights Agreement, by and among CF Finance Acquisition Corp. II and the undersigned investors listed thereto (incorporated by reference to Exhibit 10.5 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

10.5	First Amendment to Registration Rights Agreement, by and among CF Finance Acquisition Corp. II, CF Finance Holdings II, LLC and the undersigned investors listed thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.6	Sponsor Support Agreement, dated as of November 30, 2020, by and among CF Finance Acquisition Corp. II, CF Finance Holdings II, LLC, and View, Inc. (incorporated by reference to Exhibit 10.3 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

10.7	Form of Director Indemnification Agreement, by and between View, Inc. and the undersigned director thereto (incorporated by reference to Exhibit 10.8 to CF Finance Acquisition Corp. II’s Form S-4, filed with the SEC on December 23, 2020).

10.8	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.9	2021 Chief Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.10	Form of Executive Officer Employment Agreement, by and between View, Inc. and the undersigned executive officer thereto (incorporated by reference to Exhibit 10.9 to CF Finance Acquisition Corp. II’s Form S-4, filed with the SEC on December 23, 2020).

10.11	Employment Agreement, dated November 21, 2018, by and between View. Inc. and Rao Mulpuri (incorporated by reference to Exhibit 10.10 to CF Finance Acquisition Corp. II’s Form S-4, filed with the SEC on December 23, 2020).

10.12	Industrial Lease Agreement, dated May 31, 2012, by and between Soladigm, Inc. and Bryan Family Partnership II, LTD (incorporated by reference to Exhibit 10.13 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

Exhibit No.	Description

10.13	First Amendment to Industrial Lease Agreement, dated October 7, 2014, by and between View, Inc. and 195 S. Milpitas Boulevard, LLC (incorporated by reference to Exhibit 10.14 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

10.14	Second Amendment to Industrial Lease Agreement, dated October 2, 2017, by and between View, Inc. and Jefferson Fields, LLC (incorporated by reference to Exhibit 10.15 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

10.15	Industrial Lease Agreement, dated July 30, 2010, by and between Soladigm, Inc. and Industrial Developments International, Inc. (incorporated by reference to Exhibit 10.16 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

10.16	First Amendment To Industrial Lease Agreement, dated September 10, 2015, by and between View, Inc. and Industrial North American Properties XI, LLC (incorporated by reference to Exhibit 10.17 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

10.17	Second Amendment to Industrial Lease Agreement, dated March 1, 2018, by and between View, Inc. and Industrial North American Properties XI, LLC (incorporated by reference to Exhibit 10.18 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on January 26, 2021).

10.18+	Form of Stockholder Voting Agreement, by and among CF Finance Acquisition Corp. II and certain stockholders of View, Inc. (incorporated by reference to Exhibit 10.2 to CF Finance Acquisition Corp. II’s Form S-4/A, filed with the SEC on February 11, 2021).

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
+

Certain schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. View hereby agrees to furnish supplementally a copy of all omitted schedules to the SEC upon request; however, the Registrant may request confidential treatment of omitted items.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

View, Inc.
Date: May 17, 2021
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021
/s/ Vidul Prakash
Name: Vidul Prakash
Chief Financial Officer
(Principal Financial and Accounting Officer)