Form 10-Q/A
period 2020-09-30
View, Inc.
filed 2021-06-21
CIK 1811856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

VIEW, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-39470	84-3235065
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

195 South Milpitas Blvd, Milpitas, CA	95035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 263-9200

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	VIEW	The Nasdaq Global Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	VIEWW	The Nasdaq Global Market

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

As of May 31, 2021, 217,076,712 shares of Class A common stock, par value $0.0001, and 17,033,303 redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share, of the registrant were issued and outstanding.

EXPLANATORY NOTE

RESTATEMENT

This Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) amends the CF Finance Acquisition Corp. II (“CFII,” now known as View, Inc. as of March 8, 2021, “View” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2020 by the Company (the “Original Filing”). This Amendment restates the Company’s previously issued quarterly unaudited financial statements as of and for the quarter ended September 30, 2020. See Note 3, Restatement of Previously Issued Financial Statements, in Item 1, Financial Statements, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement (the “Warrant Agreement”), dated as of August 26, 2020, between CFII and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 16,666,637 redeemable warrants (the “Public Warrants”) that were included in the units issued by CFII in its initial blank-check public offering (the “IPO”) and (ii) the 366,666 redeemable warrants (together with the Public Warrants, the “Warrants”) that were issued to CFII’s sponsor in a private placement that closed concurrently with the closing of the blank check IPO, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

On May 10, 2021, as discussed with WithumSmith+Brown, PC (“Withum”), CFII’s independent registered public accounting firm for the Non-Reliance Period (defined below), the Company’s management and audit committee (the “Audit Committee”) concluded that certain financial statements previously filed before consummation of the Company’s Business Combination (defined below), namely the quarterly unaudited financial statements as of and for the quarters ended September 30, 2020 and December 31, 2020 (the “Non-Reliance Period”), should no longer be relied upon due to such change in the accounting for the Warrants.

Similarly, press releases, earnings releases, and investor presentations or other communications describing CFII’s consolidated financial statements and other related financial information covering the Non-Reliance Period should no longer be relied upon.

Impact of the Restatement

The change in accounting for the Warrants did not have any impact on CFII’s liquidity, cash flows, revenues or costs of operating its business and the other non-cash adjustments to the financial statements, in the Non-Reliance Period. The change in accounting for the Warrants does not impact the amounts previously reported for CFII’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for any of these periods.

The impact of these adjustments was an increase to net loss of $2,323,679 for the quarter ended September 30, 2020, an increase to total liabilities of $32,943,941, a decrease in Class A common stock shares subject to possible redemption of $32,943,950 and an increase to total stockholders’ equity of $9 as of September 30, 2020.

See Note 3 to the Unaudited Condensed Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of September 30, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of its financial instruments and key agreements. See additional information included in Part I, Item 4 “Controls and Procedures” of this Amendment for Internal Control Considerations.

Items Amended in this Form 10-Q/A

For the reasons discussed above, the Company is filing this Amendment to amend the following items in its Original Filing to reflect the adjustments discussed above and make corresponding revisions to its financial data cited elsewhere in this Amendment:

•	Part I, Item 1. Financial Statements.
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Part I, Item 4. Controls and Procedures.
•	Part II, Item 1A. Risk Factors.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing other than as described herein.

Investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-Q/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the quarter ended September 30, 2020.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

COMPANY BACKGROUND

The Company was incorporated on September 27, 2019 as a Delaware corporation under the name “CF Finance Acquisition Corp. II” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On March 8, 2021, the Company consummated a business combination (the “Business Combination”) pursuant to that certain Merger Agreement (the “Merger Agreement”), by and among the Company, Merger Sub, and View Operating Corporation (formerly known as View, Inc.). As contemplated by the Merger Agreement, Merger Sub merged with and into View Operating Corporation, with View Operating Corporation continuing as the surviving entity and as a wholly owned subsidiary of CF Finance Acquisition Corp. II. On March 8, 2021, in connection with the consummation of the Business Combination, the Company changed its name to “View, Inc.”

The Company’s common stock and warrants are currently listed on Nasdaq under the symbols “VIEW” and “VIEWW,” respectively. CF Finance Acquisition Corp. II’s units, common stock and warrants were historically quoted on Nasdaq under the symbols “CFIIU”, “CFII”, and “CFIIW”, respectively.

ii

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements included in this Quarterly Report on Form 10-Q/A that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q/A. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ materially from the forward-looking statements in this Quarterly Report on Form 10-Q/A, including but not limited to: (i) risks that the Business Combination disrupts current plans and operations of the Company and potential difficulties in Company employee retention as a result of the Business Combination, (ii) the outcome of any legal proceedings that may be instituted against the Company related to the Merger Agreement or the Business Combination, (iii) the ability to maintain the listing of the Company’s stock on Nasdaq, (iv) volatility in the price of the Company’s securities, (v) changes in competitive and regulated industries in which the Company operates, variations in operating performance across competitors, changes in laws and regulations affecting the Company’s business and changes in the combined capital structure, (vi) the ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities, (vii) the potential inability of the Company to increase its manufacturing capacity or to achieve efficiencies regarding its manufacturing process or other costs, (viii) the enforceability of the Company’s intellectual property, including its patents and the potential infringement on the intellectual property rights of others, (ix) the risk of downturns and a changing regulatory landscape in the highly competitive industry in which the Company operates, and (x) costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination or to realize estimated pro forma results and underlying assumptions. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of the Company’s Quarterly Reports on Form 10-Q, the registration statement on Form S-4, the registration statement on Form S-1 and other documents filed by the Company from time to time with the SEC. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

iii

VIEW, INC.

Quarterly Report on Form 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6

	Condensed Balance Sheets as of September 30, 2020 (Unaudited) and March 31, 2020	6

	Unaudited Condensed Statements of Operations for the three and six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	7

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	8

	Unaudited Condensed Statement of Cash Flows for the six months ended September 30, 2020 and for the period from September 27, 2019 (inception) through September 30, 2019	9

	Notes to Unaudited Condensed Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		32

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIEW, INC.

CONDENSED BALANCE SHEETS

	September 30, 2020	March 31, 2020
	(Unaudited) (As Restated)
Assets:
Current assets:
Cash	$404,636	$25,000
Prepaid expenses	24,062	—

Total current assets	428,698	—
Cash equivalents held in Trust Account	500,000,000	—

Total Assets	$500,428,698	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	44,577	505
Payables to related parties	32,083	—
Franchise tax payable	16,667	—

Total current liabilities	93,327	505
Derivative warrant liabilities	32,943,941	—

Total liabilities	$33,037,268	505
Commitments and Contingencies
Class A common stock, 46,239,142 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and March 31, 2020, respectively	462,391,420	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 4,860,858 and -0- shares issued and outstanding (excluding 46,239,142 and -0- shares subject to possible redemption) at September 30, 2020 and March 31, 2020, respectively	486	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2020 and March 31, 2020 (1)	1,438	1,438
Additional paid-in capital	7,391,561	23,562
Accumulated deficit	(2,393,475)	(505)

Total Stockholders’ Equity	5,000,010	24,495

Total Liabilities and Stockholders’ Equity	$500,428,698	$25,000

(1)

Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 8). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIEW, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2020 (As Restated)	For the Six Months Ended September 30, 2020 (As Restated)	For the period from September 27, 2019 (inception) through September 30, 2019
General and administrative costs	$703,973	$703,973	$—
Franchise tax expense	16,667	16,667	—
Loss from operations	(720,640)	(720,640)	—
Change in fair value of warrant liability	(1,672,330)	(1,672,330)	—

Net loss	$(2,392,970)	$(2,392,970)	$—

Weighted average shares outstanding of Class A common stock	51,100,000	51,100,000	—

Basic and diluted net income (loss) per share, Class A	$—	$—	$—

Weighted average shares outstanding of Class B common stock (1)	12,500,000	12,500,000	12,500,000

Basic and diluted net income (loss) per share, Class B	$(0.19)	$(0.19)	$—

(1)

Excludes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 8). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIEW, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

	For the three and six months ended September 30, 2020 (As Restated)
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance—March 31, 2020	—	$—	14,375,000	$1,438	$23,562	$(505)	$24,495

Net loss	—	—	—	—	—	—	—

Balance—June 30, 2020 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$(505)	$24,495

Sale of units in initial public offering, less fair value of public warrants	50,000,000	5,000	—	—	469,328,388	—	469,333,388
Offering costs	—	—	—	—	(9,968,484)	—	(9,968,484)
Sale of private placement units to Sponsor in private placement less fair value of private warrants	1,100,000	110	—	—	10,394,891	—	10,395,001
Class A common stock subject to possible redemption	(46,239,142)	(4,624)	—	—	(462,386,796)	—	(462,391,420)
Net loss	—	—	—	—	—	(2,392,970)	(2,392,970)

Balance—September 30, 2020 (unaudited)	4,860,858	$486	14,375,000	$1,438	$7,391,561	$(2,393,475)	$5,000,010

	For the period from September 27, 2019 (inception) through September 30, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance—September 27, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	14,375,000	1,438	23,562	—	25,000

Balance—September 30, 2019 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$—	$25,000

(1)

Includes an aggregate of up to 1,875,000 shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 8). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIEW, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Period from September 27, 2019 (inception) through September 30, 2019
	Ended September 30, 2020 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(2,392,970)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,672,330	—
Offering costs allocated to derivative warrant liabilities	651,349
General and administrative expenses paid by related party	32,614	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,062)	—
Accrued expenses	44,072	—
Franchise tax payable	16,667	—

Net cash used in operating activities	—	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)	—

Net cash used in investing activities	(500,000,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(185,410)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering, gross	500,000,000	—
Proceeds received from private placement	11,000,000	—
Offering costs paid	(10,434,954)	—

Net cash provided by financing activities	500,379,636	25,000

Net change in cash	379,636	25,000
Cash—beginning of the period	25,000	—

Cash—end of the period	$404,636	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in note payable	$184,879	$—

Initial derivative warrant liabilities in connection with initial public offering and Sponsor private placement	$31,271,611	$—

Initial classification of Class A common stock subject to possible redemption	$464,133,020	$—

Change in classification of Class A common stock subject to possible redemption	$(1,741,600)	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIEW, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (As Restated)

Note 1—Description of Organization, Business Operations and Basis of Presentation

CF Finance Acquisition Corp. II (“CFII,” now known as View, Inc. as of March 8, 2021, “View” or the “Company”) was incorporated in Delaware on September 27, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

The Company’s sponsor is CF Finance Holdings II, LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on August 26, 2020. On August 31, 2020, the Company consummated the Initial Public Offering of 50,000,000 units (each, a “Unit” and with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) at a purchase price of $10.00 per Unit, generating gross proceeds of $500,000,000, which is described in Note 4. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Initial Public Offering and will expire 5 years after the completion of the Business Combination, or earlier upon redemption or liquidation. The Company granted the underwriter a 45-day option to purchase up to an additional 7,500,000 Units to cover over-allotments, if any. The over-allotment option expired unexercised on October 10, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $11,000,000, which is described in Note 5.

Transaction costs amounted to approximately $10,600,000, consisting of $10,100,000 of underwriting fees and approximately $500,000 of other costs. In addition, approximately $500,000 of cash from the Initial Public Offering was held outside of the Trust Account and is available for working capital purposes.

Following the closing of the Initial Public Offering on August 31, 2020 and the concurrent sale of Private Placement Units, an amount of $500,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units (see Note 5) was placed in a trust account (“Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Initial Business Combination—The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share). The per share amount to be distributed to public stockholders who redeem the Public Shares will not be reduced by the Marketing Fee (as defined below in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5), their shares underlying the Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any Public Shares held by the initial stockholders in connection with the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form8-K and the final prospectus filed by the Company with the SEC on August 28, 2020 and September 4, 2020, respectively, as well as the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the quarter ended September 30, are being restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s public and private warrants in the Company’s previously issued unaudited condensed financial statements for the quarter ended September 30, 2020. The restated financial statements are indicated as “Restated” in the unaudited condensed financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further information.

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

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the loan of approximately $185,000 from the Sponsor pursuant to the promissory note (the “Note”) (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under the Sponsor Loan or any Working Capital Loan.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

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

Derivative Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in Accounting Standard Codification (“ASC”) 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in earnings. The fair value of the Public Warrants was initially and through September 30, 2020 measured using a Monte Carlo simulation model. From October 15, 2020, the Public Warrants have subsequently been measured based on the listed market price. The fair value of the Private Warrants has been estimated using a Black-Scholes-Merton model since the initial measurement date. See Note 9 for further information.

Fair Value of Financial Instruments

As of September 30, 2020 and March 31, 2020, the carrying values of cash, cash equivalents held in Trust Account, accrued expenses, notes payable – related party, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. See Note 9 for further information.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. A portion of such costs allocated to the issuance of the derivative warrant liabilities in conjunction with the Initial Public Offering were immediately expensed and the remaining amount was charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 46,239,142 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,033,303, of the Company’s Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for shares of Class A common stock are calculated by dividing the gain on investments (net), dividends and interest earned on cash equivalents and investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to the shares of Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Restatement of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August, 2020, the Company’s warrants were accounted for as a component of stockholders’ equity within the Company’s previously reported balance sheets. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement.

In May 2021, the Company reassessed its accounting for Warrants issued in August 2020, in light of the SEC Staff’s published views. and after discussion and evaluation management concluded that the warrants should be presented as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Condensed Statement of Operations at each reporting period. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the quarters ended September 30, 2020 and December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Since the Company classified the Public Warrants as derivative liabilities, offering costs totaling $651,349 that were previously allocated to the reported amount of the Public Warrants are now reflected as an expense in the Condensed Statement of Operations as general and administrative costs.

Impact of the Restatement

The Company corrected certain line items related to the previously audited balance sheet as of August 31, 2020 in the Form 8-K filed with the SEC on September 4, 2020 related to the restatement. The following balance sheet items as of August 31, 2020 were impacted: an increase of $31.3 million in Derivative warrants liability, a decrease of $31.3 million in the amount of Class A common stock subject to redemption, an increase of $0.7 million in Additional paid-in capital and an increase of $0.7 million in Accumulated deficit.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the quarter ended September 30, 2020 is presented below:

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Warrant liability	$—	32,943,941	32,943,941
Total liabilities	93,327	32,943,941	33,037,268
Class A common stock subject to possible redemption	495,335,970	(32,943,950)	462,391,420
Class A common stock—$0.0001 par value	157	329	486
Additional paid-in capital	5,068,202	2,323,359	7,391,561
Accumulated deficit	(69,796)	(2,323,679)	(2,393,475)
Total stockholders’ equity/(deficit)	5,000,001	9	5,000,010

	For the three and six months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
General and administrative expenses	$52,624	651,349	703,973
Change in fair value of warrant liability	—	1,672,330	1,672,330
Net loss	69,291	2,323,679	2,392,970
Basic and diluted net loss per share, Class B	—		(0.19)

	For the six months ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$69,291	2,323,679	2,392,970
Change in fair value of derivative warrant liability	—	1,672,330	1,672,330
Offering costs allocated to derivative warrant liabilities	—	651,349	651,349
Supplemental disclosure of noncash activities:
Initial derivative warrant liabilities in connection with Initial Public Offering and Sponsor private placement	—	31,271,611	31,271,611
Initial classification of Class A common stock subject to possible redemption	495,335,370	(32,943,950)	464,133,020
Change in classification of Class A common stock subject to possible redemption	—	(1,741,600)	(1,741,600)

Note 4—Initial Public Offering

In the Initial Public Offering, the Company sold 50,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

Note 5—Related Party Transactions

Founder Shares

In September 2019, the Sponsor purchased 11,500,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. On June 25, 2020, the Company effectuated a 1.3125-for-1 stock split. In August 2020, the Sponsor transferred 20,000 Founder Shares to Mr. Robert Hochberg, an independent director (none of which were subject to forfeiture in the event that the underwriters’ over-allotment option was not exercised in full). In addition, in August 2020, the Sponsor returned to the Company, at no cost, an aggregate of 718,750 Founder Shares, which were cancelled, resulting in an aggregate of 14,375,000 Founder Shares outstanding and held by the Sponsor. All share and per-share amounts have been retroactively restated to reflect the stock split and Founder Shares cancellation. Up to 1,875,000 Founder Shares were subject to forfeiture if the underwriter’s over-allotment option was not exercised in full. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions (see Note 8).

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,100,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($11,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock and one-third of one warrant. Each whole warrant sold as part of the Private Placement Units is exercisable for one share of Class A common stock at a price of $11.50 per share (“Private Warrant”). The proceeds from the Private Placement Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

There were two underwriters involved in the Initial Public Offering. One of them is an affiliate of the Sponsor (see Note 6).

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

Note 6—Commitments and Contingencies

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

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Business Combination. (see Note 5).

Note 7—Warrants

The Company issued 16,666,637 redeemable Public Warrants that were included in the units issued in its Initial Public Offering and 366,666 redeemable Private Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the Initial Public Offering. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

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

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of such warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If Private Warrants are held by someone other than the initial purchasers or their permitted transferees, Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the warrants included in the Private Placement Units):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time during the exercise period;

•	upon a minimum of 30 days’ prior written notice of redemption;

•

if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

Note 8—Shareholders’ Equity

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2020, there were 4,860,858 shares of Class A common stock issued and outstanding, excluding 46,239,142 shares subject to possible redemption. Class A common stock includes 1,100,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption feature contained in the shares sold in the Initial Public Offering.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2020, there were 14,375,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 1,875,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial stockholders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (not including the Private Placement Units). On October 10, 2020, the 45-day over-allotment option expired unexercised and, as a result, 1,875,000 shares of Class B Common Stock were forfeited by the Sponsor. Such forfeited shares were cancelled by the Company.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

Note 9—Fair Value Measurements

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets held in Trust Account:
U.S. Treasury Securities	$500,000,000	$—	$—	$500,000,000
Total	$500,000,000	$—	$—	$500,000,000
Liabilities:
Derivative warrant liabilities	$—	$—	$32,943,941	$32,943,941

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Warrants and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Warrants based on implied volatility from the Company’s trading activities of Warrants and from historical volatility of a group of peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	At Issuance on August 26, 2020
	Public Warrants	Private Warrants
Stock price	$9.40	$9.40
Strike Price	$11.50	$11.50
Term (in years)	6.25	5.0
Volatility	9% - 45%	36%
Risk-free rate	0.42%	0.28%
Dividend yield	0.00%	0.00%
Probability of business combination	70.00%	70.00%

	At September 30, 2020
	Public Warrants	Private Warrants
Stock price	$9.38	$9.38
Strike Price	$11.50	$11.50
Term (in years)	5.37	4.91
Volatility	10.50% - 45.0%	42.4%
Risk-free rate	0.32%	0.28%
Dividend yield	0.00%	0.00%
Probability of business combination	75.00%	75.00%

The change in the fair value of the Warrants measured with Level 3 inputs for the period from August 26, 2020 (Initial Issuance Date) through September 30 , 2020 is summarized as follows:

Initial issuance of Public and Private Warrants with Level 3 measurements	$31,271,611
Change in fair value of warrant liability measured with Level 3 inputs	1,672,330

Derivative warrants liability at September 30, 2020 measured utilizing Level 3 inputs	$32,943,941

Note 10—Subsequent Events

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

On March 8, 2021, the Company consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Legacy View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between the Company and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On March 8, 2021, the Company changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation. For additional information about the Merger Agreement and Transactions, see the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to View, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q/A. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in the Explanatory Note and in Note 3 to the Notes to Financial Statements, Restatement of Previously Issued Financial Statements included in Part I, Item 1 of this amendment. For further detail regarding the restatement adjustments, see also Item 4 Controls and Procedures.

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

For the three and six months ended September 30, 2020, we had a net loss of approximately ($2,392,970), of which ($2,323,679), respectively, is related to the change in the fair value of derivative warrant liability and issuance costs allocated to the public warrants.

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

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 46,239,142 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the applicable periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,033,303 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the applicable period.

Derivative Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classified the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised or expire, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was initially and through September 30, 2020 measured using a Monte Carlo simulation model. From October 15, 2020, the Public Warrants have subsequently been measured based on the listed market price. The fair value of the Private Warrants has been estimated using a Black-Scholes-Merton model since the initial measurement date. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission issued the “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). In light of the SEC Staff Statement, on May 10, 2021, after discussion with WithumSmith+Brown, PC, our independent registered public accounting firm during the Non-Reliance Periods, our Audit Committee and management concluded that, it was appropriate to restate certain financial statements of CF Finance Acquisition Corp. II previously filed before consummation of our Business Combination, namely the quarterly unaudited financial statements for the quarters ended September 30, 2020 and December 31, 2020 (the “Non-Reliance Periods”).

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. On November 12, 2020, we filed our original audited Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the restatement discussed in Note 3 to the financial statements included herein, our Chief Executive Officer and Chief Financial Officer reevaluated the Company’s disclosure controls and procedures relating to the Company’s method of accounting for certain warrants to purchase common stock of the Company. They concluded there was a material weakness in controls related to the classification and accounting for such warrants, which did not operate effectively to appropriately apply the correct accounting treatment.

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement and enhanced the accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Finally, the Company restated its consolidated financial statements as of and for the quarter ended September 30, 2020 and December 31, 2020 upon completing its evaluation of the SEC Staff Statement. The Company plans to complete the remediation of the material weakness during the quarter ended June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for certain of our warrants to purchase common stock of the company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2021

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

10.1	Letter Agreement, dated August 26, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)

10.2	Investment Management Trust Agreement, dated August 26, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated August 26, 2020, by and among the Company, the Sponsor and the holders party thereto. (1)

10.4	Expense Reimbursement Agreement, dated August 26, 2020, by and between the Company and the Sponsor. (1)

10.5	Private Placement Units Purchase Agreement, dated August 26, 2020, by and between the Company and the Sponsor. (1)

10.6	Warrant Agreement, dated August 26, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.7	Underwriting Agreement, dated August 26, 2020, by and among the Company, Cantor, as representative of the several underwriters, and the qualified independent underwriter named therein. (1)

10.8	Business Combination Marketing Agreement, dated August 26, 2020, by and between the Company and Cantor Fitzgerald & Co. (1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIEW, INC.

Date: June 21, 2021		/s/ Rao Mulpuri
	Name:	Rao Mulpuri
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2021		/s/ Vidul Prakash
	Name:	Vidul Prakash
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)