Form 10-Q/A
period 2020-12-31
View, Inc.
filed 2021-06-21
CIK 1811856

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

EXPLANATORY NOTE

RESTATEMENT

This Amendment No. 1 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) amends the CF Finance Acquisition Corp. II (“CFII,” now known as View, Inc. as of March 8, 2021, “View” or the “Company”) Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 by the Company (the “Original Filing”). This Amendment restates the Company’s previously issued quarterly unaudited financial statements as of and for the quarter ended December 31, 2020. See Note 3, Restatement of Previously Issued Financial Statements,in Item 1, Financial Statements, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement (the “Warrant Agreement”), dated as of August 26, 2020, between CFII and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent. As a result of the SEC Staff Statement, the Company reevaluated the accounting treatment of (i) the 16,666,637 redeemable warrants (the “Public Warrants”) that were included in the units issued by CFII in its initial blank-check public offering (the “IPO”) and (ii) the 366,666 redeemable warrants (together with the Public Warrants, the “Warrants”) that were issued to CFII’s sponsor in a private placement that closed concurrently with the closing of the blank check IPO, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

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

The impact of these adjustments was an increase to net loss of $8,116,036 for the quarter ended December 31, 2020, an increase to total liabilities of $41,059,977, a decrease in Class A common stock shares subject to possible redemption of $41,059,980 and an increase to total stockholders’ equity of $3 as of December 31, 2020.

See Note 3 to the Unaudited Condensed Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of its financial instruments and key agreements. See additional information included in Part I, Item 4 “Controls and Procedures” of this Amendment for Internal Control Considerations.

Items Amended in this Form 10-Q/A

For the reasons discussed above, the Company is filing this Amendment to amend the following items in its Original 10-Q Filing to reflect the adjustments discussed above and make corresponding revisions to its financial data cited elsewhere in this Amendment:

•	Part I, Item 1. Financial Statements.
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part I, Item 4. Controls and Procedures.
•	Part II, Item 1A. Risk Factors.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing other than as described herein.

Investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-Q/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to the quarter ended December 31, 2020.

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

VIEW, INC.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	6
	Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and March 31, 2020	6
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2020 and 2019 and for the period from September 27, 2019 (inception) through December 31, 2019	7
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended December 31, 2020 and for the period from September 27, 2019 (inception) through December 31, 2019	8
	Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended December 31, 2020 and for the period from September 27, 2019 (inception) through December 31, 2019	9
	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VIEW INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (Unaudited) (As Restated)	March 31, 2020
Assets:
Current assets:
Cash	$31,906	$25,000
Prepaid expenses	395,833	—

Total current assets	427,739	—
Cash equivalents held in Trust Account	500,012,467	—

Total Assets	$500,440,206	$25,000

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$31,556	$505
Payables to related party	150,000	—
Sponsor loan—promissory notes	160,000	—
Franchise tax payable	66,667	—
Income tax payable	50	—

Total current liabilities	408,273	505
Derivative warrant liabilities	41,059,977	—

Total liabilities	41,468,250	505

Commitments and Contingencies (Note 6)
Class A common stock, 45,397,195 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and March 31, 2020, respectively	453,971,950	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 5,702,805 and -0- shares issued and outstanding (excluding 45,397,195 and -0- shares subject to possible redemption) at December 31, 2020 and March 31, 2020, respectively	570	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 12,500,000 and 14,375,000(1) shares issued and outstanding at December 31, 2020 and March 31, 2020, respectively	1,250	1,438
Additional paid-in capital	15,811,135	23,562
Accumulated deficit	(10,812,949)	(505)

Total Stockholders’ Equity	5,000,006	24,495

Total Liabilities and Stockholders’ Equity	$500,440,206	$25,000

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIEW INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2020 (As Restated)	For the Nine Months Ended December 31, 2020 (As Restated)
General and administrative costs	$265,855	$969,802
Franchise tax expense	50,000	66,667

Loss from operations	(315,855)	(1,036,469)
Change in fair value of warrant liability	(8,116,036)	(9,788,366)

Interest income on investments held in Trust Account	12,467	12,467

Loss before income tax expense	(8,419,424)	(10,812,368)
Income tax expense	50	76

Net loss	$(8,419,474)	$(10,812,444)

Weighted average number of common stock outstanding:
Class A—Public shares	50,000,000	50,000,000
Class A—Private placement	1,100,000	1,100,000
Class B—Common stock(1)	12,500,000	12,500,000
Basic and diluted net income (loss) per share:
Class A—Public shares	$(0.00)	$(0.00)
Class A—Private placement	$(0.62)	$(0.80)
Class B—Common stock	$(0.62)	$(0.80)

(1)

Excludes an aggregate of up to 1,875,000 shares that were subject to forfeiture if the over-allotment option is not exercised in full by the underwriter (see Note 8). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 1.3125-for-1 stock split and a cancellation of 718,750 Founder Shares (see Note 8). On October 10, 2020, upon the expiration of the 45-day over-allotment period and the underwriters not exercising the over-allotment option, 1,875,000 shares of Class B common stock were forfeited by the Sponsor (see Note 8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIEW INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 31, 2020 THROUGH DECEMBER 31, 2020

	For the three and nine months ended December 31, 2020 (As Restated)
	Common Stock					Additional		Total
	Class A		Class B			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares		Amount	Capital	Deficit	Equity
Balance—March 31, 2020	—	$—	14,375,000	(1)	$1,438	$23,562	$(505)	$24,495

Net loss	—	—	—		—	—	—	—

Balance—June 30, 2020 (unaudited)	—	$—	14,375,000	(1)	$1,438	$23,562	$(505)	$24,495

Sale of units in initial public offering, less fair value of public warrants	50,000,000	5,000	—		—	446,328,388	—	469,333,388
Offering costs	—	—	—		—	(9,968,484)	—	(9,968,484)
Sale of private placement units to Sponsor in private placement, less fair value of private warrants	1,100,000	110	—		—	10,394,891	—	10,395,010
Class A common stock subject to possible redemption	(46,239,142)	(4,624)	—		—	(462,386,796)	—	(462,393,420)
Net loss	—	—	—		—	—	(2,392,970)	(2,392,970)

Balance—September 30, 2020 (unaudited)	4,860,858	$486	14,375,000	(1)	$1,438	$7,391,561	$(2,393,475)	$5,000,010

Net loss	—	—	—		—	—	(8,419,474)	(8,419,474)
Class A common stock subject to possible redemption	841,947	84	—		—	8,419,386	—	8,419,470
Forfeiture of Class B common stock	—	—	(1,875,000)		(188)	188	—	—

Balance—December 31, 2020 (unaudited)	5,702,805	$570	12,500,000		$1,250	$15,811,135	$(10,812,949)	$5,000,006

For the period from September 27, 2019 (inception) through December 31, 2019
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance—September 27, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Balance—September 30, 2019 (unaudited)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	$—	14,375,000	$1,438	$23,562	$—	$25,000

Balance—December 31, 2019 (unaudited)	—	$—	14,375,000	$1,438	$23,562	$—	$25,000

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIEW INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31, 2020 (As Restated)	For the Period from September 27, 2019 (inception) through December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(10,812,444)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	9,788,366
Offering costs allocated to derivative warrant liabilities	651,349
General and administrative expenses paid by related party	187,696	—
Interest income on investments held in Trust Account	(12,467)	—
Changes in operating assets and liabilities:
Prepaid expenses	79,167	—
Accrued expenses	31,051	—
Franchise tax payable	66,667	—
Income tax payable	50	—

Net cash used in operating activities	(20,565)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000,000)	—

Net cash used in investing activities	(500,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	160,000	—
Repayment of note payable to related party	(697,575)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds received from initial public offering, gross	500,000,000	—
Proceeds received from private placement	11,000,000	—
Offering costs paid	(10,434,954)	—

Net cash provided by financing activities	500,027,471	25,000

Net change in cash	6,906	25,000
Cash—beginning of the period	25,000	—

Cash—end of the period	$31,906	$25,000

Supplemental disclosure of noncash activities:
Offering costs included in note payable	$184,879	$—

Initial derivative warrant liabilities in connection with initial public offering and Sponsor private placement	$31,271,611

Initial classification of Class A common stock subject to possible redemption	$464,133,020	$—

Change in Class A common stock subject to possible redemption	($10,161,070)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIEW INC.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 28, 2020 and September 4, 2020, respectively as well as the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As described in Note 3—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the quarter ended December 31, 2020 are being restated in this Quarterly Report on Form 10-Q/A (Amendment No. 1) (this “Quarterly Report”) to correct the misapplication of accounting guidance related to the Company’s public and private warrants in the Company’s previously issued unaudited condensed financial statements for the quarter ended December 31, 2020. The restated financial statements are indicated as “Restated” in the unaudited condensed financial statements and accompanying notes, as applicable. See Note 3—Restatement of Previously Issued Financial Statements for further information.

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

The Company’s liquidity needs through December 31, 2020 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, the pre-IPO loan of approximately $185,000 from the Sponsor pursuant to a promissory note dated August 10, 2020 (the “Pre-IPO Note”) (see Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note as of August 31, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were $160,000 outstanding under the Sponsor Loan.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering. . A portion of such costs allocated to the issuance of the derivative warrant liabilities in conjunction with the Initial Public Offering were immediately expensed and the remaining amount was charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 45,397,195 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for Class A common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income on investments (net), dividends and interest earned on cash equivalents held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of shares of Class A common stock outstanding for the period, excluding 1,100,000 shares of Class A common stock held by the Sponsor and the Company’s officers and directors, which is not subject to redemption. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to the shares of redeemable Class A common stock by the weighted average number of shares of Class B common stock and 1,100,000 shares of Class A common stock held by the Sponsor and the Company’s officers and directors outstanding for the period.

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

Impact of the Restatement

The impact of the restatement on the unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows for the quarter ended December 31, 2020 is presented below:

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
BALANCE SHEET
Derivative warrant liability	$—	$41,059,977	$41,059,977
Total liabilities	408,273	41,059,977	41,468,250
Class A common stock subject to possible redemption	495,031,930	(41,059,980)	453,971,950
Class A common stock - $0.0001 par value	160	410	570
Additional paid-in capital	5,371,827	10,439,308	15,811,135
Accumulated deficit	(373,234)	(10,439,715)	(10,812,949)
Total stockholders’ equity/(deficit)	5,000,003	3	5,000,006

	For the three months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
Change in fair value of warrant liability	$—	$8,116,036	$8,116,036
Net loss	303,438	8,116,036	8,419,474
Basic and diluted net loss per share, Class A - Private	(0.02)		(0.62)
Basic and diluted net loss per share, Class B – Common Stock	(0.02)		(0.62)

	For the nine months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF OPERATIONS
General and administrative expenses	$318,453	$651,349	$969,802
Change in fair value of warrant liability	—	9,788,366	9,788,366
Net loss	372,729	10,439,715	10,812,444
Basic and diluted net loss per share, Class A - Private	(0.03)		(0.80)
Basic and diluted net loss per share, Class B – Common Stock	(0.03)		(0.80)

	For the nine months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
STATEMENT OF CASH FLOWS
Net loss	$372,729	$10,439,715	$10,812,444
Change in fair value of derivative warrant liability	—	9,788,366	9,788,366
Offering costs allocated to derivative warrant liabilities	—	651,349	651,349
Supplemental disclosure of noncash activities:
Initial derivative warrant liabilities in connection with initial public offering and Sponsor private placement	—	31,271,611	31,271,611
Initial classification of Class A common stock subject to possible redemption	495,404,630	(31,271,610)	464,133,020
Change in Class A common stock subject to possible redemption	372,700	9,788,370	10,161,070

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,100,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($11,000,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Shares”) and one-third of one warrant. Each whole warrant sold as part of the Private Placement Units is exercisable for one share of Class A common stock at a price of $11.50 per share (“Private Warrant”). The proceeds from the Private Placement Units have been added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Warrants will expire worthless. The Private Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

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

Note 6—Commitments and Contingencies

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

Note 7- Warrants

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

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the warrants included in the Private Placement Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 5,702,805 shares of Class A common stock issued and outstanding, excluding 45,397,195 shares subject to possible redemption. Class A common stock includes 1,100,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption feature contained in the shares sold in the Initial Public Offering.

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

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets held in Trust Account:
U.S. Treasury Securities	$500,012,467	—	—	$500,012,467
Derivative warrant liabilities	$40,166,595	—	$893,382	$41,059,977

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The Public Warrants were transferred from level 3 to level 1 on December 31, 2020 upon such warrants being separately listed and traded on October 15, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The estimated fair value of the Private Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Warrants based on implied volatility from the Company’s trading activities of Warrants and from historical volatility of a group of peer companies’ common stock that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs used for valuation of Private Warrants as of December 31, 2020:

Stock price	$11.02
Strike Price	$11.50
Term (in years)	4.66
Volatility	27.30%
Risk-free rate	0.31%
Dividend yield	0.00%

The change in the fair value of the Private Warrants measured with Level 3 inputs during the nine months ended December 31, 2020 is as follows:

Initial issuance of Public and Private Warrants with Level 3 measurements as of August 26, 2020	$31,271,611
Change in fair value of derivative warrant liability	9,788,366
Transfer of Private Warrants to Level 1 on December 31, 2020	(40,166,595)

Derivative warrants liability as of December 31, 2020 measured utilizing Level 3 inputs	$893,382

Note 10—Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to View Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For the three months ended December 31, 2020, we had a net loss of approximately $8,419,000, which consisted of approximately $13,000 of interest income on investments held in Trust Account, offset by approximately $266,000 in general and administrative costs, change in fair value of derivative warrant liability of $8,116,000 and approximately $50,000 in franchise tax expense.

For the nine months ended December 31, 2020, we had a net loss of approximately $10,812,000, which consisted of approximately $12,000 of interest income on investments held in Trust Account, offset by approximately $969,000 in general and administrative costs, change in fair value of derivative warrant liability of $9,788,000 and approximately $67,000 in franchise tax expense.

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

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as shareholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 45,397,195 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share, basic and diluted for shares of Class A common stock are calculated by dividing the interest income (loss) earned on cash equivalents and investments and held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, by the weighted average number of shares of Class A common stock outstanding for the applicable period. Net loss per share, basic and diluted for shares of Class B common stock is calculated by dividing the net loss, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the applicable period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Staff Statement”). In light of the SEC Staff Statement, on May 10, 2021, after discussion with WithumSmith+Brown, PC, our independent registered public accounting firm during the Non-Reliance Periods, our Audit Committee and management concluded that, it was appropriate to restate certain financial statements of CF Finance Acquisition Corp. II previously filed before the consummation of the Business Combination, namely the quarterly unaudited financial statements for the quarters ended September 30, 2020 and December 31, 2020 (the “Non-Reliance Periods”).

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On February 16, 2021, we filed our original audited Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequent to that evaluation, as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Amended Form 10-Q/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for certain of our warrants to purchase common stock of the company.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q as filed with the SEC on May 17, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Agreement and Plan of Merger, dated as of November 30, 2020, by and among CF II, Merger Sub and View. (1)

10.2	Form of Subscription Agreement (1)

10.3	Form of Stockholder Voting Agreement. (1)

10.4	Form of Sponsor Support Agreement. (1)

10.5	Form of Lock-Up Agreement. (1)

10.6	Form of Registration Rights Agreement. (1)

10.7	Subscription Agreement, dated January 11, 2021, between CF II and GIC Private Ltd. (2)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 30, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 11, 2021.

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