Form 10-Q/A
period 2021-03-31
View, Inc.
filed 2022-06-15
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q/A
Amendment No. 1
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-39470.
___________________________
VIEW, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	84-3235065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

195 South Milpitas Blvd Milpitas, California	95,035
(Address of principal executive offices)	(Zip Code)
(408) 263-9200
(Registrant’s telephone number, including area code)
CF Finance Acquisition Corp. II
110 East 59th Street,
New York, New York 10022
Former fiscal year: March 31
(Former name, former address and former fiscal year, if changed since last report)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value, $0.0001 per share	VIEW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	VIEWW	The Nasdaq Global Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note in Connection with the Filing of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A
In this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, all references to “View”, “the Company”, “we”, “us”, “our”, refer to View, Inc. and its consolidated subsidiaries.

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Filing”). This Form 10-Q/A amends the Original Filing to reflect the correction of a material misstatement in the previously issued unaudited interim condensed financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and the condensed consolidated balance sheet as of December 31, 2020 (the "Restated Periods") related to the Company’s accounting treatment of warranty-related obligations and other immaterial prior period misstatements. The Company is also restating its annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K on June 15, 2022 and its unaudited quarterly financial statements for the quarterly and year to date periods ended June 30, 2020 and September 30, 2020 in connection with the filing of its Q2 2021 and Q3 2021 Form 10-Qs as filed with the SEC on June 15, 2022.
Background of Restatement

As previously disclosed on August 16, 2021, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) initiated an independent investigation concerning the adequacy of the Company’s previously reported warranty accrual (the “Investigation”).

Based on the independent investigation, the Audit Committee concluded that (i) the Company’s previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) the Company’s former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) the Company’s former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Board of Directors and the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”) regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations.

As reported in the Current Report on Form 8-K filed with the SEC on November 9, 2021, the Audit Committee concluded, with the concurrence of management that certain financial statements of the Company should no longer be relied upon and would require restatement in order to correct misstatements in those financial statements relating to the recording and reporting of the warranty-related obligations. In connection with this restatement, the Company is also correcting other immaterial prior period misstatements.

This Form 10-Q/A includes the restatement of the unaudited quarterly financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, and the condensed consolidated balance sheet as of December 31, 2020 (the "Restated Periods"). The 2020 beginning equity has also been restated for the prior period impact. The financial information that had been previously filed or otherwise reported related to the Restated Periods is superseded by the information in this Form 10-Q/A and the restated 2020 and 2019 financial statements included in the 2021 Annual Report on Form 10-K filed on June 15, 2022; therefore, the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

The restatement is further described and the impact of the restatement is included in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Form 10-Q/A.

Control Considerations
In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of March 31, 2021. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding adjustments to the Company’s financial data cited elsewhere in this Form 10-Q/A:

-Part I, Item 1 – Financial Statements (Unaudited)
-Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
-Part I, Item 4 – Controls and Procedures
-Part II, Item 1 – Legal Proceedings
-Part II, Item 1A – Risk Factors
-Part II, Item 6 – Exhibits

In addition, in connection with the preparation of this Form 10-Q/A, the Company has reevaluated its financial condition as of the date of filing this Form 10-Q/A. Based on this reevaluation, the Company has determined that there is substantial doubt about its ability to continue as a going concern as of the date of the filing of this Form 10-Q/A, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Form 10-Q/A. The assessment of going concern is further discussed in Note 1 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Form 10-Q/A.

Further, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect other events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

View, Inc.
Quarterly Report on Form 10-Q/A

		Page No.
Note Regarding Forward Looking Statements		5

PART I. FINANCIAL INFORMATION		6

Item 1.	Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2021 and 2020	7
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION		56

Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	56
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	59

Signatures		62

Note Regarding Forward Looking Statements
Certain statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A ("Form 10-Q/A") that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Form 10-Q/A. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this 10-Q/A. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Form 10-Q/A and in the Company's 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(As Restated)	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$506,457	$63,232
Accounts receivable, net of allowances of $224 as of March 31, 2021 and December 31, 2020, respectively	12,086	12,252
Inventories	7,134	6,483
Prepaid expenses and other current assets	6,069	6,213
Total current assets	531,746	88,180
Property and equipment, net	278,304	282,560
Restricted cash	10,464	10,461
Other assets	3,421	8,946
Total assets	$823,935	$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,688	$14,562
Accrued expenses and other current liabilities	29,996	42,150
Accrued compensation	10,386	10,827
Deferred revenue	4,220	2,649
Debt, current	—	247,248
Total current liabilities	53,290	317,436
Debt, non-current	15,430	15,430
Redeemable convertible preferred stock warrant liability	—	12,323
Sponsor earn-out liability	23,983	—
Other liabilities	53,290	56,844
Total liabilities	145,993	402,033
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of March 31, 2021; 224,409,612 shares authorized, 121,431,310 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of March 31, 2021 and $1,749,201 as of December 31, 2020	—	1,812,678
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding as of March 31, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 600,000,000 and 262,797,235 shares authorized as of March 31, 2021 and December 31, 2020; 217,076,712 and 1,708,476 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	22	—
Additional paid-in capital	2,666,308	89,789
Accumulated deficit	(1,988,388)	(1,914,353)
Total stockholders’ equity (deficit)	677,942	(1,824,564)
Total liabilities redeemable convertible preferred stock, and stockholders’ equity (deficit)	$823,935	$390,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)
Revenue	$9,769	$9,032
Costs and expenses:
Cost of revenue	36,179	36,463
Research and development	16,570	23,088
Selling, general, and administrative	21,700	21,364
Total costs and expenses	74,449	80,915
Loss from operations	(64,680)	(71,883)
Interest and other income (expense), net
Interest income	5	445
Interest expense	(5,308)	(5,285)
Other expense, net	(1,442)	(24)
Gain on fair value change, net	7,413	4,427
Loss on extinguishment of debt	(10,018)	—
Interest and other income (expense), net	(9,350)	(437)
Loss before provision of income taxes	(74,030)	(72,320)
Provision for income taxes	(5)	(5)
Net and comprehensive loss	$(74,035)	$(72,325)
Net loss per share, basic and diluted	$(1.33)	$(43.65)
Weighted-average shares used in calculation of net loss per share, basic and diluted	55,500,398	1,656,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020 (As Restated)	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,914,353)	$(1,824,564)
Retroactive application of reverse recapitalization (Note 3)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted (As Restated)	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	10,463	—	10,463
Net loss	—	—	—	—	—	(74,035)	(74,035)
Balances as of March 31, 2021 (As Restated)	—	$—	217,077	$22	$2,666,308	$(1,988,388)	$677,942

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019 (As Restated)	5,223,032	$1,812,724	71,000	$7	$60,349	$(1,664,627)	$(1,604,271)
Retroactive application of reverse recapitalization (Note 3)	(5,101,596)	—	(69,349)	(7)	7	—	—
Balances as of December 31, 2019, as converted (As Restated)	121,436	1,812,724	1,651	—	60,356	(1,664,627)	(1,604,271)
Cancellation of Series A, Series B, and Series E redeemable convertible preferred stock	(5)	(46)	—	—	46	—	46
Issuance of common stock upon exercise of stock options	—	—	28	—	149	—	149
Stock-based compensation	—	—	—	—	9,218	—	9,218
Net loss	—	—	—	—	—	(72,325)	(72,325)
Balances as of March 31, 2020 (As Restated)	121,431	$1,812,678	1,679	$—	$69,769	$(1,736,952)	$(1,667,183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(74,035)	$(72,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,029	6,614
Loss on extinguishment of debt	10,018	—
Gain on fair value change, net	(7,413)	(4,427)
Amortization of debt discount	488	586
Stock-based compensation	10,463	9,218
Changes in operating assets and liabilities:
Accounts receivable	166	1,523
Inventories	(651)	756
Prepaid expenses and other current assets	143	22,762
Other assets	32	26
Accounts payable	(4,685)	(2,967)
Deferred revenue	1,571	(407)
Accrued compensation	(439)	133
Accrued expenses and other liabilities	(13,025)	(843)
Net cash used in operating activities	(70,338)	(39,351)
Cash flows from investing activities:
Purchases of property and equipment	(2,679)	(19,355)
Maturities of short-term investments	—	32,866
Net cash provided by (used in) investing activities	(2,679)	13,511
Cash flows from financing activities:
Proceeds from draws related to revolving debt facility	—	34,615
Repayment of revolving debt facility	(257,454)	(37,500)
Repayment of other debt obligations	—	(1,714)
Payments of obligations under capital leases	(212)	(364)
Proceeds from issuance of common stock upon exercise of stock options	382	149
Proceeds from reverse recapitalization and PIPE financing	815,184	—
Payment of transaction costs related to reverse recapitalization	(41,655)	—
Net cash provided by (used in) financing activities	516,245	(4,814)
Net increase (decrease) in cash, cash equivalents, and restricted cash	443,228	(30,654)
Cash, cash equivalents, and restricted cash, beginning of period	74,693	148,674
Cash, cash equivalents, and restricted cash, end of period	$517,921	$118,020
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,329	$1,492
Cash paid for income taxes	28	8
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(967)	$(3,563)
Conversion of redeemable convertible preferred stock to common stock	$1,812,678	$—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$7,267	$—
Common stock issued in exchange for services associated with the reverse recapitalization	$7,500	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Summary of Significant Accounting Policies
Organization
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
On March 8, 2021 (the “Closing Date” or “Closing”), CF Finance Acquisition Corp. II (“CF II”), a Delaware corporation, consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CF II (“Merger Sub”), and View, Inc. (prior to the Closing, hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View as the surviving company and a wholly-owned subsidiary of CF II (the “Merger”). In connection with the Merger, the Company raised $815.2 million of gross proceeds including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemptions of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock. The PIPE, collectively with the Merger and other transactions described in the Merger Agreement, are herein referred to collectively as “Transactions”. On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation. See Note 3 for additional information.
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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in View’s 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022 (the "2021 Form 10-K"). The information as of December 31, 2020 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements as restated for the items described within this report. See Note 2 for further information.
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
All amounts are presented in U.S. dollars ($).

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

View’s Pandemic Response
During March 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) to be a global pandemic. The COVID-19 pandemic has impacted health and economic conditions throughout the U.S., including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts the Company’s operations will depend on future developments that cannot be predicted with certainty, including the duration of the pandemic, resurgences of COVID-19 infections and the emergence of new variants, the availability and efficacy of vaccines, new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others. COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacture of its products that are sourced from a limited number of suppliers may also be disrupted. For example, we utilize semiconductor chips in certain products that we manufacture, and semiconductor chips have been subject to an ongoing global shortage. This shortage may cause delays in our production and increase the cost to obtain semiconductor chips and components that use semiconductor chips. In addition, long-term effects of COVID-19 on employer work-from-home policies and therefore demand for office space cannot be predicted. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.
To address these conditions, the Company established protocols to continue business operations as an essential industry, helped insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, the Company reduced operating costs through headcount reductions and reduction of operating expenditures for third-party contractors.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $1,988.4 million as of March 31, 2021. For the three months ended March 31, 2021, we had a net loss of approximately $74.0 million and negative cash flows from operations of approximately $70.3 million. For the three months ended March 31, 2020, we had a net loss of approximately $72.3 million and negative cash flows from operations of approximately $39.4 million.

The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Transactions and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

As of the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 on May 17, 2021 (the "Original Filing"), management believed that the Company’s cash and cash equivalents of $506.5 million as of March 31, 2021 were adequate to meet its needs, including any debt balances due at maturity, for the next twelve months from the issuance of the originally issued condensed consolidated financial statements.

In connection with the preparation of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A ("Form 10-QA"), the Company has reevaluated its financial condition as of the date of filing this Form 10-Q/A. Based on this reevaluation, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Form 10-Q/A.

While the Company will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.

If we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely.
Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2021 included in View's 2021 Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and the accompanying notes. Significant estimates include the warranty accrual, the fair value of common stock prior to reverse recapitalization and other assumptions used to measure stock-based compensation, the fair value of the redeemable convertible preferred stock, warrants, sponsor earn-out liability, the determination of standalone selling price of various performance obligations and estimation of costs to complete the performance obligations under the insulating glass units (“IGU”) contracts for revenue recognition, and valuation of deferred tax assets and uncertain income tax positions. The Company bases its estimates on historical experience, the current economic environment, and on assumptions that it believes are reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate which may require significant judgement. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ significantly from these estimates.
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
For the three months ended March 31, 2021, two customers represented greater than 10.0% of total revenue, each accounting for 31.8% and 10.3% of total revenue. Four customers represented greater than 10.0% of total revenue, each accounting for 21.3%, 19.1%, 12.2%, and 12.1%, for the three months ended March 31, 2020. One customer accounted for 28.8% of accounts receivable, net as of March 31, 2021 and one customer accounted for 23.6% of accounts receivable, net as of December 31, 2020. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term debt are carried at amortized cost, which approximates its fair value. See Note 5 for further information.
Inventories
Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2021 and 2020, the Company recorded $0.5 million and $0.9 million, respectively, to reserve for excess and obsolete inventories and adjust ending inventories to net realizable value.
Product Warranties
The Company provides a standard assurance type warranty that its IGUs will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, to date as of March 31, 2021. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $5.7 million and $5.5 million as of March 31, 2021 and December 31, 2020, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain materials purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $41.1 million and $42.1 million as of March 31, 2021, and December 31, 2020, respectively, related to these IGUs.

The Company monitors warranty obligations and may make adjustments to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of revenue in the condensed consolidated statements of comprehensive loss and included in other current liabilities and other liabilities on the condensed consolidated balance sheet. Warranty liabilities are based on estimates of failure rates and future costs to settle warranty claims that are updated periodically, taking into consideration inputs such as changes in the volume of claims compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. The estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. The Company accounts for the effect of changes in estimates prospectively.
Changes in warranty liabilities are presented below (in thousands) See Note 2 for discussion of the material misstatement of the previously reported warranty liability balances as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Beginning balance	$47,678	$53,296
Accruals for warranties issued	413	1,304
Changes to estimates of volume and costs	—	(1,002)
Settlements made	(1,276)	(5,920)
Ending balance	$46,815	$47,678
Warranty liability, current, beginning balance	$8,864	$8,038
Warranty liability, noncurrent, beginning balance	$38,814	$45,258
Warranty liability, current, ending balance	$9,470	$8,864
Warranty liability, noncurrent, ending balance	$37,345	$38,814

During the three months ended March 31, 2021 and 2020, the Company recorded a charge to Cost of revenues of $0.4 million and $0.3 million, respectively, related to adjustments to the warranty liability.

Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could ultimately be materially different from the estimate. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from the Company’s estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition to the warranty liabilities presented above, the Company has $5.1 million and $0.8 million included within Accrued expenses and other current liabilities in its Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively, for incremental performance obligations promised to customers in connection with IGU failures associated with the quality issue described above. The costs associated with these obligations are included within Cost of revenue in the

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statement of Comprehensive Loss, and were $5.1 million and $1.0 million for the three months ended March 31, 2021 and 2020.
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
Insulating glass units (“IGUs”)
IGUs are designed and fabricated to building-site specifications and typically sold to glaziers, who are subcontracted by the building general contractor. Each contract to provide IGUs includes multiple distinct IGUs. Each unit is separately identifiable, does not modify or customize one another and each unit is not highly interdependent or interrelated. The Company determines the transaction price based on the consideration expected to be received, which is the contractual selling price. There is no variable consideration. The building-site specific IGUs have no alternative use to the Company once production has commenced as at that time they cannot practically be redirected to another customer. The Company has contractually enforceable rights to proportionate payment of the transaction price for performance completed to date. As such, the Company recognizes revenue over time as the IGU is fabricated, using cost-to-cost as the basis to measure the Company’s progress

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

toward satisfying the performance obligation. Recognizing revenue as costs are incurred provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate both the total cost to produce and the progress towards completion. Production cost is recognized as incurred. Changes in estimated costs to fabricate the IGU and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments have not been material for the three months ended March 31, 2021 and 2020.
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
The estimated fair value of the CEO Option Award and Officer RSUs is determined using the Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied. The derived service period is determined using the Monte Carlo simulation model. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated. See Note 10 for further information regarding these awards.
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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.4 million. As of March 31, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $24.0 million. The change in the fair value of $2.4 million is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. See Note 5 for further information on fair value.
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
The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 9 for further information.
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
On the consummation of the Merger, the Company recorded a liability related to the Private Warrants of $0.6 million, included in Other Liabilities, with an offsetting entry to additional paid-in capital. On March 31, 2021, the fair value of the Private Warrants increased to $0.7 million, included in Other Liabilities, with the loss on fair value change recorded in the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2021. See Note 5 for further information on fair value.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. All material long-lived assets are maintained in the United States. See “Concentration of Credit Risk and Other Risks and Uncertainties” for further information on revenue by customer and Note 4 for further information on revenue by geography and categorized by products and services.
Recent Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2020. The Company has adopted this standard as of the first quarter of 2021 and did not have a material impact on the condensed consolidated financial statements.
Recent Accounting Pronouncements, Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), and has since issued several updates, amendments, and technical improvements to ASU 2016-2. The guidance requires recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases previously classified as operating. The standard also requires additional disclosures about leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 was originally effective for the Company's financial statements issued for fiscal years beginning after December 15, 2021. The Company expects to adopt this guidance in fiscal year 2022. The adoption of this guidance will result in recognition of ROU assets and leases liabilities on the condensed consolidated balance sheets. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.
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
In August 2020, the FASB issued No. ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.Restatement of Previously Issued Financial Statements
Background of the Restatement
As previously disclosed, in August 2021, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) initiated an independent investigation concerning the adequacy of the Company’s previously presented warranty-related obligations (the “Investigation”), which has since been completed.

As a result of the Investigation, it was concluded that (i) the Company’s previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) the Company’s former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) the Company’s former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Company's Board of Directors and the independent auditors, regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations when replacing the IGUs. Specifically, the Company had inappropriately excluded from the warranty obligation the installation labor and freight costs that it had incurred, and expected to continue to incur, when replacing the IGUs. It was also determined that partially offsetting the misstatement which understated the warranty obligation was another misstatement resulting in an overestimate in the estimated failure rates of the impacted IGUs. As a result of these material misstatements, the Company’s warranty liabilities were understated by $24.9 million and $25.0 million as of March 31, 2021 and December 31, 2020, respectively, and the Company’s Cost of Revenue and Net Loss were overstated by nil and $1.4 million for the three months ended March 31, 2021 and 2020, respectively, as well as understated by $25.0 million for periods prior to 2021, which has been corrected for as an adjustment to Accumulated Deficit as of December 31, 2020.

Accordingly, the Company is restating the accompanying financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020. The Company has also restated its audited annual financial statements for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K on June 15, 2022 and its unaudited quarterly financial statements as of June 30, 2020 and September 30, 2020 and for the quarterly and year to date periods then ended in connection with the filing of its Q2 2021 Quarterly Report on Form 10-Q and Q3 2021 Quarterly Report on Form 10-Q filed with the SEC on June 15, 2022.

In addition to restating for the warranty-related misstatements, the Company is also correcting for other immaterial misstatements in the accompanying financial statements, included within the Other Adjustments column of the tables below. Such adjustments include a $1.8 million overstatement of Net Loss which originated in periods prior to 2021, as well as the following:

(a)the misstatement of depreciation expense for certain fixed assets;
(b)timing of the recognition of commissions expense due to contractual service requirements necessary to earn such commission;
(c)timing differences resulting from performance obligations associated with certain revenue contracts that were not initially identified and deferred over the period earned;
(d)the misstatement of liabilities associated with performance obligations promised to customers in connection with IGU failures;
(e)timing of the recognition of revenue, contract assets and contract liabilities related to contract modifications;
(f)timing of the recognition of contract loss accrual;
(g)the understatement of stock compensation expense in the first quarter of 2021; and
(h)certain income statement and balance sheet misclassifications, as well as other immaterial misstatements

Effect of the Restatement

The effects of the prior-period misstatements on our Condensed Consolidated Balance Sheets, Statements of Comprehensive Income and Cash Flows are reflected in the tables below (in thousands, except per share data). As it relates to the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, the impact of the restatement

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

was to increase net loss and comprehensive loss as shown below, which included a $0.8 million increase of stock compensation expense for the three months ended March 31, 2021, which had a corresponding impact on Accumulated Deficit. We have also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable.

Condensed Consolidated Balance Sheets

	March 31, 2021
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Assets
Current assets:
Cash and cash equivalents	$506,457	$—	$—		$506,457
Accounts receivable, net of allowances	12,086	—	—		12,086
Inventories	7,134	—	—		7,134
Prepaid expenses and other current assets	6,793	—	(724)	(b)	6,069
Total current assets	532,470	—	(724)		531,746
Property and equipment, net	279,278	—	(974)	(a)	278,304
Restricted cash	10,464	—	—		10,464
Other assets	4,318	—	(897)	(e)	3,421
Total assets	$826,530	$—	$(2,595)		$823,935
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,688	$—	$—		$8,688
Accrued expenses and other current liabilities	17,085	5,705	7,206	(d), (f)	29,996
Accrued compensation	13,305	—	(2,919)	(b)	10,386
Deferred revenue	2,543	—	1,677	(c), (e)	4,220
Total current liabilities	41,621	5,705	5,964		53,290
Debt, non-current	15,430	—	—		15,430
Sponsor earn-out liability	23,983	—	—		23,983
Other liabilities	34,051	19,239	—		53,290
Total liabilities	115,085	24,944	5,964		145,993
Stockholders' equity (deficit):
Common stock, $0.0001 par value	22	—	—		22
Additional paid-in-capital	2,667,127	—	(819)	(g)	2,666,308
Accumulated deficit	(1,955,704)	(24,944)	(7,740)		(1,988,388)
Total stockholders' equity (deficit)	711,445	(24,944)	(8,559)		677,942
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$826,530	$—	$(2,595)		$823,935

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Assets
Current assets
Cash and cash equivalents	$63,232	$—	$—		$63,232
Accounts receivable, net of allowances	12,252	—	—		12,252
Inventories	6,483	—	—		6,483
Prepaid expenses and other current assets	6,881	—	(668)	(b)	6,213
Total current assets	88,848	—	(668)		88,180
Property and equipment, net	282,560	—	—		282,560
Restricted cash	10,461	—	—		10,461
Other assets	8,946	—	—		8,946
Total assets	$390,815	$—	$(668)		$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$14,562	$—	$—		$14,562
Accrued expenses and other current liabilities	36,480	4,849	821	(d)	42,150
Accrued compensation	14,665	—	(3,838)	(b)	10,827
Deferred revenue	2,111	—	538	(c)	2,649
Debt, current	247,248	—	—		247,248
Total current liabilities	315,066	4,849	(2,479)		317,436
Debt, non-current	15,430	—	—		15,430
Redeemable convertible preferred stock warrant liability	12,323	—	—		12,323
Other liabilities	36,731	20,113	—		56,844
Total liabilities	379,550	24,962	(2,479)		402,033
Redeemable convertible preferred stock	1,812,678	—	—		1,812,678
Stockholders' equity (deficit):
Common stock, $0.0001 par value	—	—	—		—
Additional paid-in-capital	89,789	—	—		89,789
Accumulated deficit	(1,891,202)	(24,962)	1,811		(1,914,353)
Total stockholders' equity (deficit)	(1,801,413)	(24,962)	1,811		(1,824,564)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$390,815	$—	$(668)		$390,147

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31, 2021
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$11,805	$—	$(2,036)	(c), (e)	9,769
Costs and expenses:
Cost of revenue	29,874	(18)	6,323	(d), (f), (g)	36,179
Research and development	15,658	—	912	(a), (g)	16,570
Selling, general, and administrative	21,420	—	280	(b), (g)	21,700
Total costs and expenses	66,952	(18)	7,515		74,449
Loss from operations	(55,147)	18	(9,551)		(64,680)
Interest and other income (expense), net
Interest income	5	—	—		5
Interest expense	(5,308)	—	—		(5,308)
Other expense, net	(1,442)	—	—		(1,442)
Gain on fair value change, net	7,413	—	—		7,413
Loss on extinguishment of debt	(10,018)	—	—		(10,018)
Interest and other income (expense), net	(9,350)	—	—		(9,350)
Loss before provision of income taxes	(64,497)	18	(9,551)		(74,030)
Provision for income taxes	(5)	—	—		(5)
Net and comprehensive loss	$(64,502)	$18	$(9,551)		$(74,035)
Net loss per share, basic and diluted	$(1.16)	$—	$(0.17)		$(1.33)
Weighted-average shares used in calculation of net loss per share, basic and diluted	55,500,398	—	—		55,500,398

	Three Months Ended March 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$9,167	$—	$(135)	(c)	9,032
Costs and expenses:
Cost of revenue	35,572	(1,381)	2,272	(a), (d), (h)	36,463
Research and development	21,258	—	1,830	(a), (h)	23,088
Selling, general, and administrative	22,835	—	(1,471)	(a), (b), (h)	21,364
Total costs and expenses	79,665	(1,381)	2,631		80,915
Loss from operations	(70,498)	1,381	(2,766)		(71,883)
Interest and other income (expense), net
Interest income	445	—	—		445
Interest expense	(5,285)	—	—		(5,285)
Other expense, net	(24)	—	—		(24)
Gain on fair value change, net	4,427	—	—		4,427
Interest and other income (expense), net	(437)	—	—		(437)
Loss before provision of income taxes	(70,935)	1,381	(2,766)		(72,320)
Provision for income taxes	(5)	—	—		(5)
Net and comprehensive loss	$(70,940)	$1,381	$(2,766)		$(72,325)
Net loss per share, basic and diluted	$(42.82)	$0.83	$(1.66)		$(43.65)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,656,774	—	—		1,656,774

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2021
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	(64,502)	18	(9,551)	(a), (b), (c), (d), (e), (f), (g)	(74,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,055	—	974	(a)	7,029
Loss on extinguishment of debt	10,018	—	—		10,018
Gain on fair value change, net	(7,413)	—	—		(7,413)
Amortization of debt discount	488	—	—		488
Stock-based compensation	11,282	—	(819)	(g)	10,463
Changes in operating assets and liabilities:
Accounts receivable	166	—	—		166
Inventories	(651)	—	—		(651)
Prepaid expenses and other current assets	87	—	56	(b)	143
Other assets	(865)	—	897	(e)	32
Accounts payable	(4,685)	—	—		(4,685)
Deferred revenue	432	—	1,139	(c), (e)	1,571
Accrued compensation	(1,360)	—	921	(b)	(439)
Accrued expenses and other liabilities	(19,390)	(18)	6,383	(d), (f)	(13,025)
Net cash used in operating activities	(70,338)	—	—		(70,338)

	Three Months Ended March 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	(70,940)	1,381	(2,766)	(a), (b), (c), (d), (e), (h)	(72,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,201	—	413	(a)	6,614
Gain on fair value change, net	(4,427)	—	—		(4,427)
Amortization of debt discount	586	—	—		586
Stock-based compensation	9,218	—	—		9,218
Changes in operating assets and liabilities:
Accounts receivable	1,523	—	—		1,523
Inventories	756	—	—		756
Prepaid expenses and other current assets	22,044	—	718	(b), (e)	22,762
Other assets	26	—	—		26
Accounts payable	(2,967)	—	—		(2,967)
Deferred revenue	(542)	—	135	(c)	(407)
Accrued compensation	481	—	(348)	(b)	133
Accrued expenses and other liabilities	(1,310)	(1,381)	1,848	(d), (h)	(843)
Net cash used in operating activities	(39,351)	—	—		(39,351)
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	(2,784)	—	(779)	(h)	(3,563)

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.Reverse Recapitalization
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
4.Revenue
Disaggregation of Revenue
The Company disaggregates revenue by geographic market and between products and services that depict the nature, amount, and timing of revenue and cash flows.
The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
United States	$9,665	$8,687
Canada	104	321
Other	—	24
Total	$9,769	$9,032
The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$9,711	$8,944
Services	58	88
Total	$9,769	$9,032

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
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional. Current contract assets as of March 31, 2021 and December 31, 2020 were $1.2 million and $1.2 million, and were included in other current assets. Non-current contract assets as of March 31, 2021 and December 31, 2020 were $0.6 million and nil, respectively, and were included in other assets.
Contract liabilities relate to amounts invoiced or consideration received from customers in advance of the Company’s satisfaction of certain performance obligations. Such contact liabilities are recognized as revenue when the performance obligation is satisfied. Contract liabilities are presented as deferred revenue on the condensed consolidated balance sheets.
Revenue recognized during the three months ended March 31, 2021 and 2020, which was included in the opening contract liability balance as of December 31, 2020 and 2019 was $0.3 million and $0.6 million, respectively.
5.Fair Value
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
Valuation of redeemable convertible preferred stock warrants
The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As a private company, specific historical and implied volatility information of its stock is not available. Therefore, the Company estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the redeemable convertible preferred stock warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends through the Closing Date at which time these redeemable convertible preferred stock warrants were converted to common stock warrants and classified as a component of stockholders’ equity.
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
Expected volatility: The volatility rate was determined using a Monte Carlo simulation to estimate the implied volatility of the warrants as such warrants are publicly traded.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of issuance for zero-coupon U.S. Treasury notes with maturities corresponding to the expected five-year term of the earnout period.
Expected term: The contractual term is the five-year term of the earnout period.
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
6.Commitments and Contingencies
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
In July 2010, the Company entered into an operating lease with Industrial Developments International for approximately 300,000 square feet of manufacturing space in Olive Branch, Mississippi, which is effective through March 2026. The lease required, in addition to the minimum payments noted below, a letter of credit in the amount of $0.4 million in lieu of a deposit.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of March 31, 2021 and December 31, 2020, the total value of the letters of credit issued by the bank are $11.5 million. No amounts have been drawn under the standby letter of credit.
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

7.Debt
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
Revolving Debt Facility
In October 2019, the Company entered into a secured revolving debt facility pursuant to which the Company may draw amounts in a maximum aggregate principal amount of $200.0 million until January 3, 2020 and $250.0 million after such date, for the purpose of paying payables and other corporate obligations. In October 2019, the Company drew a principal amount of $150.0 million under the facility with weekly maturity dates ranging from 8 days to 364 days. In May 2020, the Company drew the remaining principal amount of $100.0 million available under the facility, which is repayable in May 2021.The facility expires on October 22, 2023, at which time all drawn amounts must be repaid in full. The interest rate applicable to amounts

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

outstanding under the facility is LIBOR, plus 9.05%. As security for the payment and performance of all obligations under the facility, the Company has granted the finance provider a security interest in substantially all of the Company’s assets.
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
8.Stockholders’ Equity
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
Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Upon the Closing, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 3.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.Stock Warrants
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
Other Warrants
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued by Legacy View	Number of Warrants March 31, 2021 (As converted)	Number of Warrants December 31, 2020 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	15.49	Note 1
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	Note 1
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.6	Note 1
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	Note 1
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	161,457	161,457	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Note 1
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849.431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	Through March 2024
August 2015	Common stock	12,916	12.916	11.62	Through August 2025
December 2018	Common stock	24,910	24,910	9.04	Through December 2028
August 2020	Common stock	17,033,303	—	11.50	March 2026
	Total stock warrants	20,428,170	3,394,867

10.Stock-Based Compensation
2018 Plan
Legacy View’s 2018 Amended and Restated Equity Incentive Plan (formerly the 2009 Equity Incentive Plan), effective November 21, 2018 (the “2018 Plan”), allowed Legacy View to grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards and restricted stock units to eligible employees, directors, and consultants of Legacy

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 12,500,000 Officer RSUs for shares of Class A Common Stock of the Company and 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer RSUs are subject to both time and market based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months.
CEO Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Chief Executive Officer Incentive Plan (the “CEO Incentive Plan”) effective March 8, 2021. Pursuant to the CEO Incentive Plan and the terms of the Agreement and Plan of Merger, on March 8, 2021, the Company granted the CEO an option award to purchase Class A common stock of the Company at an exercise price of $10.00 per share, which vests and becomes exercisable upon satisfaction of the performance conditions set forth in the table below, contingent upon the CEO’s continued employment with the Company on each such vesting date.

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Entity ($)
1	2,500,000	20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	110.00

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2020	1,071,605,000	$0.22	7.59	$20,564
Retroactive application of reverse recapitalization	(1,046,690,000)
Balance as of December 31, 2020, as converted	24,915	$9.32	7.59	$20,564
Options granted	5,000	$10.00	—	—
Exercised	(186,000)	$9.04	—	—
Canceled/forfeited	(99,000)	$9.35	—	—
Outstanding as of March 31, 2021	29,630	$9.44	7.84	$—
Options vested and expected to vest as of March 31, 2021	28,294,000	$9.46	7.84	$—
Exercisable as of March 31, 2021	14,950,000	$9.52	7.13	$—
______________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of March 31, 2021 was $7.40 per share, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market. The market value as of December 31, 2020 was $9.89 per share, which is the fair value of View's common stock as historically determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The weighted-average grant date fair value per share of stock options granted was $4.38 for the three months ended March 31, 2021. The total grant date fair value of stock options vested was $6.4 million during the three months ended March 31, 2021. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $0.4 million.
As of March 31, 2021, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $58.1 million and is expected to be recognized over a weighted-average remaining service period of 2.6 years.
In addition to the time vested options above, as of March 31, 2021, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 9.94 years. There were no options issued under this plan in 2020.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the three months ended March 31, 2021. As of March 31, 2021, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $87.1 million and is expected to be recognized over a weighted-average remaining service period of 5.1 years.
The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	12,500	$6.12
Outstanding as of March 31, 2021	12,500	$6.12

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2021, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $74.0 million and is expected to be recognized over a weighted-average remaining service period of 2.3 years.
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
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$879	$542
Research and development	914	2,908
Selling, general, and administrative	8,670	5,768
Total	$10,463	$9,218
11.Income Taxes
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three months ended March 31, 2021, there have been no changes in the estimated uncertain tax benefits.
12.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Net loss	$(74,035)	$(72,325)
Total weighted-average shares outstanding, basic and diluted	55,500,398	1,656,774
Net loss per share, basic and diluted	$(1.33)	$(43.65)
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in the Explanatory Note above and in Note 2 of “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, we have restated our unaudited quarterly financial statements as of March 31, 2021 and for each of the three months ended March 31, 2021 and 2020, and we have restated our condensed consolidated balance sheet as of December 31, 2020. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been amended to reflect the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of View’s results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A included in Part I, Item 1, "Financial Statements (Unaudited)."
Overview
Recent Developments
We are a former blank check company incorporated on September 27, 2019 under the name CF Finance Acquisition Corp. II (“CF II”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On March 8, 2021 (the “Closing Date”), CF II consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly owned-subsidiary of CF II (“Merger Sub”), and View, Inc. (prior to the Merger, hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation.
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
In connection with the Merger, we raised $815.2 million of gross proceeds including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemption of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock (the PIPE and collectively with the Merger and other transactions described in the Merger Agreement, the “Transactions”). We incurred $43.9 million of Transaction costs, consisting of underwriting, legal, and other professional fees, of which $42.4 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $1.5 million was expensed immediately.
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
Additionally, at Closing as required by the Merger Agreement:
•the Sponsor subjected 4,970,000 shares (“Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five-year post-Closing earnout, subject to Earn-Out Triggering Events. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model. As of March 31, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value.
•the Company adopted the 2021 Equity Incentive Plan which assumed all the outstanding options under Legacy View’s 2018 Plan at Closing.

•the Company granted stock-based awards containing both a service and a market conditions, as follows: (i) a nonqualified stock option award to its CEO to purchase 25,000,000 shares of the Company common stock (“CEO Option Award) (ii) 12,500,000 RSUs to certain officers (“Officer RSUs”). The fair value of our market condition-based CEO Option Award and Officer RSUs is determined using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term, risk free rate that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied.
•the Company granted option awards to purchase 5,000,000 shares of the Company’s common stock to certain officers.
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
Our Business
We are a technology company that makes buildings smarter and more connected. Our innovative products are intended to help enable people to lead healthier and more productive lives by allowing in more natural daylight and views while minimizing glare and heat, and also simultaneously reducing the building’s carbon footprint and energy usage. We seek to achieve these transformations by designing, manufacturing, and providing electrochromic or “smart” glass panels to which we add a 1 micrometer (approximately 1/100th the thickness of human hair) proprietary electrochromic coating. Through our proprietary network infrastructure, each View Smart Glass window is provided an individual IP-addressable location and when combined with our proprietary software and algorithms, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa, thereby reducing heat and glare. In addition, we offer a suite of fully integrated, cloud-connected smart-building products that we believe will enable us to further optimize the human experience within buildings and help provide a truly delightful experience.
To date, we have devoted substantially all of our efforts and resources towards the development, manufacture and sale of our product platforms, which we believe have begun to show strong market traction. For the three months ended March 31, 2021 and 2020, our revenue was $9.8 million and $9.0 million, respectively, representing period-over-period growth of 8.2%.
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
•View Net. Our high bandwidth power and data network that serves as the backbone to an intelligent building platform.
•View Immersive Experiences. Our transparent, digital, interactive surfaces product that incorporates see-through, high definition displays directly onto the window.
•View Sense. Modules that provide the ability to measure and optimize light, humidity, temperature, air quality, dust and noise to improve occupant wellness.
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
Competition
We compete in the commercial window industry, the electrochromic glass industry, as well as within the larger smart building products industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through price and product improvement. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:
•Technological innovation;
•Product performance;
•Product quality, durability, and price;
•Execution track record; and
•Manufacturing efficiency.
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
Impact of COVID-19
During March 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) to be a global pandemic. The COVID-19 pandemic has impacted health and economic conditions throughout the U.S., including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts the Company’s operations will depend on future developments that cannot be predicted with certainty, including the duration of the pandemic, resurgences of COVID-19 infections and the emergence of new variants, the availability and efficacy of vaccines, new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others. COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacture of its products that are sourced from a limited number of suppliers may also be disrupted. In addition, long-term effects of COVID-19 on employer work-from-home policies and therefore demand for office space cannot be predicted. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.
To address these conditions, the Company established protocols to continue business operations as an essential industry, helped insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, the Company reduced operating costs through headcount reductions and reduction of operating expenditures for third-party contractors.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
	(As Restated)	(As Restated)	Change ($)	Change (%)
Revenue	$9,769	$9,032	$737	8.2%
Costs and expenses:
Cost of revenue	36,179	36,463	(284)	(0.8)%
Research and development	16,570	23,088	(6,518)	(28.2)%
Selling, general, and administrative	21,700	21,364	336	1.6%
Total costs and expenses	74,449	80,915	(6,466)	(8.0)%
Loss from operations	(64,680)	(71,883)	7,203	(10.0)%
Interest and other income (expense), net:
Interest income	5	445	(440)	(98.9)%
Interest expense	(5,308)	(5,285)	(23)	(0.4)%
Other expense, net	(1,442)	(24)	(1,418)	*
Gain on fair value change, net	7,413	4,427	2,986	67.4%
Loss on extinguishment of debt	(10,018)	—	(10,018)	*
Interest and other income (expense), net	(9,350)	(437)	(8,913)	*
Loss before provision of income taxes	(74,030)	(72,320)	(1,710)	2.4%
Provision for income taxes	(5)	(5)	—	—
Net and comprehensive loss	$(74,035)	$(72,325)	$(1,710)	2.4%

*not meaningful

Revenue
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
United States	$9,665	$8,687	$978	11.3%
Percentage of total revenue	98.9%	96.2%
Canada	104	321	(217)	(67.6)%
Percentage of total revenue	1.1%	3.6%
Other	—	24	(24)	(100)%
Percentage of total revenue	—	0.3%
Total	$9,769	$9,032	$737	8.2%
The following table presents our revenue by product and services (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change ($)	Change (%)
Product	$9,711	$8,944	$767	8.6%
Percentage of total revenue	99.4%	99.0%
Services	58	88	(30)	(34.1)%
Percentage of total revenue	0.6%	1.0%
Total	$9,769	$9,032	$737	8.2%
Our total revenue increased by $0.7 million or 8.2% for the three months ended March 31, 2021 compared to the same period ended March 31, 2020. The increase is primarily driven by higher volume generated from the manufacturing and sale of IGUs. The increase in total volume was attributable to a greater market awareness of our products and stronger relationships with our ecosystem partners. A substantial majority of the Company’s revenue continue to be shipped to customers in the U.S., with such revenue representing 98.9% of total revenue for the three months ended March 31, 2021 as compared to 96.2% for the same period in 2020.
Product revenue increased by 8.6% in the three months ended March 31, 2021 as compared to the same period in the prior year mainly due to an increase in total volume recognized partially offset by change in product mix. Commissioning service revenue decreased by 34.1% in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to timing of project completions and commissioning of project sites.
Costs and Expenses
Cost of Revenue
Cost of revenue decreased by $0.3 million or 0.8% in the three months ended March 31, 2021 compared to the same period in the prior year, despite the increase in revenue. This decrease was primarily related to a $5.3 million decrease in factory labor and overhead expense, driven by cost reduction efforts that resulted in a $4.7 million decrease in factory labor expenses from lower headcount and a $0.8 million reduction in other overhead costs. Additionally, there was a decrease of $1.4 million in materials cost primarily due to lower negotiated pricing, operational improvements in post-coat yield and carrier utilization. These decreases were offset by a $4.8 million charge in connection with specific performance obligations promised to customers in connection with IGU failures associated with the previously discussed quality issue. Cost of revenue for the three months ended March 31, 2021 and March 31, 2020 included $0.8 million and $0.5 million of stock-based compensation expense, respectively.
Research and Development
Research and development expenses decreased by $6.5 million or 28.2% in the three months ended March 31, 2021 compared to the same period in 2020. This was primarily due to completion of research and development ahead of the release of our Gen4 product, as well as lower levels of stock-based compensation expense. Research and development expenses for the three months ended March 31, 2021 and March 31, 2020 included $0.9 million and $2.9 million of stock-based compensation expense, respectively.
Selling, General, and Administrative
Selling, general, and administrative expenses increased by $0.3 million or 1.6% in the three months ended March 31, 2021 compared to the same period in the prior year. This increase was primarily due to decreases of $2.9 million in personnel costs primarily due to lower headcount and $1.2 million due to reduction in travel costs, offset by an increase of $4.9 million in consulting costs for legal and accounting fees incurred for the Company’s Merger and initial public offering. Selling, general, and administrative expenses for the three months ended March 31, 2021 and March 31, 2020 included $8.7 million and $5.8 million of stock-based compensation expense, respectively. The increase in stock-based compensation was primarily due to the CEO Option Award, Officer RSUs and Officer Options granted as part of the Merger.
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
Liquidity and Capital Resources
As of March 31, 2021, we had $506.5 million in cash and cash equivalents and $478.5 in working capital. The Company’s accumulated deficit totaled $1,988.4 million as of March 31, 2021. For the three months ended March 31, 2021, we had a net loss of approximately $74.0 million and we had negative cash flows from operations of approximately $70.3 million. For the three months ended March 31, 2020, we had a net loss of approximately $72.3 million and negative cash flows from operations of approximately $39.4 million.
As of the date of the filing of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, the Company’s liquidity and forecasted operating costs and obligations for the next twelve months have changed such that the Company determined that there is currently substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Amendment No. 1 to the Quarterly Report on Form 10-Q/A.
While the Company will seek to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations and will increase the cost of capital due to interest payment requirements. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.

If we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which could have a material adverse impact on our operations and our ability to increase revenues, or we or we may be forced to discontinue our operations entirely.
Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, capital expenditures associated with our capacity expansion, the introduction of new products and the continuing market adoption of our products.
Our total current liabilities as of March 31, 2021 are $53.3 million Our long term liabilities as of March 31, 2021 that will come due during the next 12 months from the date of the issuance of this Amendment No. 1. to the Quarterly Report on Form 10-Q/A include $5.0 million in operating and capital lease payments, $8.4 million in estimated settlements of warranty liabilities and $0.7 million for the next semi-annual payment on our Term Loan.
As a result of the Merger in March 2021, we raised gross proceeds of $815.2 million including the contribution of $374.1 million of cash held in CF II’s trust account from its initial public offering, net of redemption of CF II Class A Common Stock held by CF II’s public stockholders of $125.9 million, $260.8 million of private investment in public equity (“PIPE”) at $10.00 per share of CF II’s Class A Common Stock, and $180.3 million of additional PIPE at $11.25 per share of CF II’s Class A Common Stock. In conjunction with the Merger, we repaid in full our revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million. In April 2021, the Company terminated an industry facility operating lease with IDIG Crossroads I, LLC. The total future rental payments related to this terminated lease was $19.5 million. Both the repayment of the debt facility and lease termination discussed above decreased our contractual obligations since December 31, 2020.
The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, achieve production volumes such that our significant base operating costs are better absorbed, thus allowing for negotiation of profitable sales contracts, and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.
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

Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	(70,338)	(39,351)
Net cash (used in) provided by investing activities	(2,679)	13,511
Net cash provided by (used in) financing activities	516,245	(4,814)
Cash Flows from Operating Activities
Net cash used in operating activities was $70.3 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was a net loss of $74.0 million adjusted for non-cash charges of $10.5 million related to stock-based compensation, $7.0 million related to depreciation and amortization, and loss on extinguishment of debt of $10.0 million partially offset by $7.4 million non-cash gain related to change in fair value of our sponsor earn-out liability and other derivative liabilities. This was increased by net cash outflows of $16.9 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a decrease in accrued compensation, expenses and other liabilities of $13.5 million, a $4.7 million decrease in accounts payable due to timing of payments to our suppliers and an increase of $0.3 million in other operating assets offset by a $1.6 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Net cash used in operating activities was $39.4 million for the three months ended March 31, 2020. The most significant component of our cash used during this period was a net loss of $72.3 million adjusted for non-cash charges of $9.2 million related to stock-based compensation and $6.6 million related to depreciation and amortization partially offset by $4.4 million non-cash gain related to change in fair value of our redeemable convertible preferred stock warrant liability. This was offset by net cash inflows of $21.0 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $22.8 million decrease in prepaid and other assets driven by $22.5 million cash collected on a malpractice legal settlement from one of our former attorneys, a decrease of $1.5 million in accounts receivable due to timing of collections, a decrease of $0.8 million in inventory due to timing of material purchases offset by a decrease in accounts payable of $3.0 million due to timing of payments to our suppliers, a decrease of $0.7 million due to reduction in accrued compensation, expenses and other liabilities and a decrease in deferred revenue of $0.4 million due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in View’s 2021 Annual Report on Form 10-K filed on June 15, 2022 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.
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
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. We recognize revenue over time for our IGU performance obligations using cost-to-cost as the basis to measure progress toward satisfying the performance obligation. Management judgment is required to estimate both the total cost to produce and the progress towards completion. Changes in estimated costs to satisfy the IGU performance obligations and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation.
Product Warranties
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification in 2019. The Company has replaced and expects to continue to replace the affected IGUs related to this quality issue for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considers the volume, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors (i.e., heat and humidity factors at installed location). Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and its customary business practices.
The Company monitors the cost to fulfill warranty obligations and may make revisions to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. This warranty liability is based on estimates of failure rates and future replacement costs that are updated periodically, taking into consideration inputs such as changes in the number of failures compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. Management judgment is necessary to estimate the future cost of servicing warranty claims. This estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. If estimated future costs are 10% higher than projected, the Company's warranty liability associated with these affected IGUs would be approximately $4.1 million higher than that recorded as of March 31, 2021.
There is uncertainty inherent in the failure rate analysis and the projected costs to replace the defective products in future years, as such we evaluate warranty accruals on an ongoing basis and account for the effect of changes in estimates prospectively.
Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate.
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
The fair value of our common stock was determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management’s judgment, including:
•valuations of our common stock performed by independent third-party specialists;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices paid for common or convertible preferred stock sold to third-party investors by us
•for shares repurchased by us in arm’s-length transactions;
•the lack of marketability inherent in our common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•the hiring of key personnel and the experience of our management;
•the history of the company and the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given
•prevailing market conditions;
•the operational and financial performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions and overall economic conditions.
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
CEO Option Award and Officer RSUs
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our notes to condensed consolidated financial statements in this Form 10-Q/A.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4.     Controls and Procedures
This Quarterly Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed on August 16, 2021, the Audit Committee of the Company’s Board of Directors initiated an independent investigation concerning the adequacy of the Company’s previously reported warranty accrual (the “Investigation”).

As a result of the Investigation, the Audit Committee concluded that (i) our previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) our now former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) our now former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Board of Directors and our external independent auditors regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations. In connection with these findings, our former Chief Financial Officer resigned. Given these findings, and as disclosed in the Explanatory Note and in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, we are restating our consolidated financial statements for the years ended December 31, 2020 and 2019 and unaudited quarterly financial information for the quarter ended March 31, 2021 and for each of the quarters in the year ended December 31, 2020 to correct misstatements associated with the Investigation. For additional information on the Investigation and the Audit Committee’s findings, see the Explanatory Note.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Amendment No. 1 to the Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Amendment No. 1 to the Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as of March 31, 2021, as follows:

•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. Additionally, we did not demonstrate a commitment to integrity and ethical values. These material weaknesses contributed to the following additional material weaknesses:

•We did not design or maintain effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to revenue and receivables, inventory, equity and derivative liabilities, warranty-related obligations, leasing arrangements, property, plant, and equipment, stock-based compensation, and period-end financial reporting.

•We did not design or maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design or maintain: (i) program change management controls for financial systems relevant to our financial reporting to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, data backups are authorized and monitored, and restorations are tested; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

The material weaknesses in our control environment, in our response to the risks of material misstatement, and in our warranty-related obligations process resulted in the need to restate our consolidated financial statements for the years ended December 31, 2020 and 2019, the unaudited quarterly financial information for the quarter ended March 31, 2021 and the unaudited quarterly financial information for each of the quarters in the year ended December 31, 2020. The other material weaknesses, with the exception of the IT deficiencies, resulted in adjustments to substantially all of our accounts and disclosures for the interim and annual periods related to 2018, 2019, 2020, and 2021. The IT deficiencies did not result in an adjustment to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

Remediation Plan

With oversight from the Audit Committee and input from the Chair of the Board, management has begun designing and implementing changes in processes and controls to remediate the material weaknesses described above and to enhance our internal control over financial reporting as follows:

•We are in the process of designing and implementing new control activities in response to the risk of material misstatement for our significant business processes, including revenue and receivables, inventory, equity and derivative liabilities, warranty-related obligations, leasing arrangements, property, plant, and equipment, stock-based compensation and period-end financial reporting.

•With the assistance of an independent consultant, we are in the process of performing a comprehensive assessment of our financial reporting risk areas, associated review processes and other controls to achieve accurate and timely reporting, including with respect to:

◦warranty reserve accounting and accuracy of the accrual at each reporting period including the adequacy of the statistical model projecting future estimated failures and the costs; and

◦existing disclosure committee structure, practices and charter, and the adequacy of its internal controls and processes.

•With the assistance of the independent consultant, we performed a comprehensive review of the Company’s existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis.

•Our new Chief Accounting Officer, who was hired in June 2021 with strong accounting expertise and audit experience, was appointed interim Chief Financial Officer on November 8, 2021 and permanent Chief Financial Officer on February 17, 2022.

•We created a position of Vice President for Internal Audit reporting directly to the Audit Committee, and are currently recruiting for this position.

•The Board amended our By-laws to separate the roles of the Chair of the Board and the CEO. In addition, it established the position of Executive Chair with the duties of the Chair of the Board as set forth in our By-laws to serve at the direction of the Board and to be filled by an individual with substantial public company experience, in order to assist our CEO and focus on strengthening our financial and accounting functions, including financial statement reporting. Harold Hughes filled the position of Executive Chair from November 8, 2021, until his resignation on February 22, 2022. On February 23, 2022, Toby Cosgrove was appointed independent Chair of the Board. Mr. Cosgrove in his capacity as Chair of the Board along with Mr. Gormly in his capacity as Chair of the Audit Committee and the other independent members of the board will continue to assist our CEO and management to strengthen our financial and accounting functions.

•Management has provided, and will continue to provide, periodic training to members of the accounting and finance function on appropriate auditor communications, the identification of improper accounting behavior, and the various means available to employees to report potential instances of improper accounting and unethical activities in an anonymous manner without consequences.

•Management will continue its efforts to establish or enhance specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of financial reporting. These efforts include:

◦Centralization of the development, oversight, and monitoring of accounting policies and standardized processes in all critical accounting areas, including areas involving management judgment and discretion;
◦Implementation and clarification of specific accounting and finance policies, applicable worldwide, regarding the establishment, increase, and release of accrued liability and other balance sheet reserve accounts;
◦Creation of a revenue recognition accounting resource function to coordinate complex revenue recognition matters and to provide oversight and guidance on the design of controls and processes to enhance and standardize revenue recognition accounting procedures;
◦Improving the processes and procedures around the completion and review of quarterly sub-certification letters, in which our various business and finance leaders make full and complete representations concerning, and assume accountability for, the accuracy and integrity of their submitted financial results; and
◦Enhancing the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations are performed, documented, and reviewed as part of standardized procedures.

•Management will invest in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and financial reporting requirements. It is expected that these investments will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.

•Management will reemphasize our communications to all employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Legal Department, and direct contact with our Chief Financial Officer or the Audit Committee.

We believe the remediation measures described above will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. While these remediation measures are a critical priority, the design and implementation of control enhancements, and the continued execution of these enhancements, will take time to fully remediate all identified material weaknesses. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2021 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, commercial matters and other related matters, some of which allege substantial monetary damages and claims. Please refer to Part I, Item 3. "Legal Proceedings" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for additional information.
Item 1A.     Risk Factors
Please refer to Part I, Item 1A. "Risk Factors" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included in Part I, Item 1A. "Risk Factors" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the financial statements included elsewhere in this Form 10-Q/A.
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

Exhibit No.	Description
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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File, formatted in Inline XBRL, contained in Exhibit 101 attachments

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

View, Inc.
Date: June 15, 2022
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: June 15, 2022
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)