Form 10-Q
period 2021-06-30
View, Inc.
filed 2022-06-15
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 10, 2022, 219,222,346 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

EXPLANATORY NOTE
In this Quarterly Report on Form 10-Q, all references to “View”, “the Company”, “we”, “us”, “our”, refer to View, Inc. and its consolidated subsidiaries.
This Quarterly Report on Form 10-Q (the “Quarterly Report”) restates certain items to reflect the correction of a material misstatement in the previously issued unaudited interim condensed financial statements for the three and six months ended June 30, 2020 financial statements related to the Company’s accounting treatment of warranty-related obligations and other immaterial prior period misstatements. The Company is also restating its audited annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K on June 15, 2022 and its unaudited financial statements for the quarterly periods ended March 31, 2020, September 30, 2020 and March 31, 2021 in connection with the filing of its Q1 2021 Form 10-Q/A and Q3 2021 Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on June 15, 2022.
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

This Quarterly Report includes the restatement of the unaudited quarterly financial statements for the three and six months ended June 30, 2020, and the condensed consolidated balance sheet as of December 31, 2020 (the "Restated Periods"). The 2020 beginning equity has also been restated for the prior period impact. The financial information that had been previously filed or otherwise reported related to the Restated Periods is superseded by the information in this Quarterly Report on Form 10-Q and the restated 2020 and 2019 financial statements included in the 2021 Annual Report on Form 10-K being filed in conjunction with this filing; therefore, the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

The restatement is further described and the impact of the restatement is included in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Controls Considerations
In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of June 30, 2021. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, Controls and Procedures of this Form 10-Q.

View, Inc.
Quarterly Report on Form 10-Q

Note Regarding Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$451,359	$63,232
Accounts receivable, net of allowances of $224 as of June 30, 2021 and December 31, 2020, respectively	12,914	12,252
Inventories	8,295	6,483
Prepaid expenses and other current assets	8,633	6,213
Total current assets	481,201	88,180
Property and equipment, net	273,765	282,560
Restricted cash	8,468	10,461
Deposits with supplier	588	1,084
Other assets	5,926	7,862
Total assets	$769,948	$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,847	$14,562
Accrued expenses and other current liabilities	40,743	42,150
Accrued compensation	11,473	10,827
Deferred revenue	5,137	2,649
Debt, current	735	247,248
Total current liabilities	67,935	317,436
Debt, non-current	14,695	15,430
Redeemable convertible preferred stock warrant liability	—	12,323
Sponsor earn-out liability	26,101	—
Other liabilities	56,690	56,844
Total liabilities	165,421	402,033
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of June 30, 2021; 224,409,612 shares authorized, 121,431,310 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of June 30, 2021 and $1,749,201 as of December 31, 2020	—	1,812,678
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding as of June 30, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 600,000,000 and 262,797,235 shares authorized as of June 30, 2021 and December 31, 2020; 217,115,573 and 1,708,476 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	22	—
Additional paid-in capital	2,688,613	89,789
Accumulated deficit	(2,084,108)	(1,914,353)
Total stockholders’ equity (deficit)	604,527	(1,824,564)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$769,948	$390,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Revenue	$16,926	$5,647	$26,695	$14,679
Costs and expenses:
Cost of revenue	49,610	35,834	85,789	72,297
Research and development	21,040	13,361	37,610	36,449
Selling, general, and administrative	34,633	16,596	56,333	37,960
Total costs and expenses	105,283	65,791	179,732	146,706
Loss from operations	(88,357)	(60,144)	(153,037)	(132,027)
Interest and other income (expense), net
Interest income	15	41	20	486
Interest expense	(331)	(6,146)	(5,639)	(11,431)
Other expense, net	(4,978)	(80)	(6,420)	(105)
Gain (loss) on fair value change, net	(2,065)	(3,068)	5,348	1,360
Loss on extinguishment of debt	—	—	(10,018)	—
Interest and other income (expense), net	(7,359)	(9,253)	(16,709)	(9,690)
Loss before benefit (provision) of income taxes	(95,716)	(69,397)	(169,746)	(141,717)
Benefit (provision) for income taxes	(4)	(98)	(9)	(103)
Net and comprehensive loss	$(95,720)	$(69,495)	$(169,755)	$(141,820)

Net loss per share, basic and diluted	$(0.45)	$(41.30)	$(1.26)	$(84.94)
Weighted-average shares used in calculation of net loss per share, basic and diluted	212,116,112	1,682,704	134,240,831	1,669,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Six Months Ended June 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances as of December 31, 2020 (As Restated)	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,914,353)	$(1,824,564)
Retroactive application of reverse recapitalization (Note 3)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted (As Restated)	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	10,463	—	10,463
Net loss	—	—	—	—	—	(74,035)	(74,035)
Balances as of March 31, 2021 (As Restated)	—	—	217,077	22	2,666,308	(1,988,388)	677,942
Issuance of common stock upon exercise of stock options	—	—	4	—	31	—	31
Vesting of restricted stock units	—	—	35	—	—	—	—
Stock-based compensation	—	—	—	—	22,274	—	22,274
Net loss	—	—	—	—	—	(95,720)	(95,720)
Balances as of June 30, 2021	—	$—	217,116	$22	$2,688,613	$(2,084,108)	$604,527

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Continued
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Six Months Ended June 30, 2020	Shares	Amount	Shares	Amount
Balances as of December 31, 2019 (As Restated)	5,223,032	$1,812,724	71,000	$7	$60,349	$(1,664,627)	$(1,604,271)
Retroactive application of reverse recapitalization (Note 3)	(5,101,596)	—	(69,349)	(7)	7	—	—
Balances as of December 31, 2019, as converted (As Restated)	121,436	1,812,724	1,651	—	60,356	(1,664,627)	(1,604,271)
Cancellation of Series A, Series B, and Series E redeemable convertible preferred stock	(5)	(46)	—	—	46	—	46
Issuance of common stock upon exercise of stock options	—	—	28	—	149	—	149
Stock-based compensation	—	—	—	—	9,218	—	9,218
Net loss	—	—	—	—	—	(72,325)	(72,325)
Balances as of March 31, 2020 (As Restated)	121,431	1,812,678	1,679	—	69,769	(1,736,952)	(1,667,183)
Issuance of common stock upon exercise of stock options	—	—	5	—	47	—	47
Stock-based compensation	—	—	—	—	6,802	—	6,802
Net loss	—	—	—	—	—	(69,495)	(69,495)
Balances as of June 30, 2020 (As Restated)	121,431	$1,812,678	1,684	$—	$76,618	$(1,806,447)	$(1,729,829)

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
		(As Restated)
Cash flows from operating activities:
Net loss	$(169,755)	$(141,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,021	12,900
Loss on extinguishment of debt	10,018	—
Gain on fair value change, net	(5,348)	(1,360)
Stock-based compensation	32,737	16,020
Other	917	1,179
Changes in operating assets and liabilities:
Accounts receivable	(662)	6,595
Inventories	(1,812)	525
Prepaid expenses and other current assets	(3,421)	22,640
Other assets	(2,521)	(289)
Accounts payable	(3,378)	(613)
Deferred revenue	2,487	(435)
Accrued compensation	646	790
Accrued expenses and other liabilities	903	1,309
Net cash used in operating activities	(125,168)	(82,559)
Cash flows from investing activities:
Purchases of property and equipment	(5,820)	(27,571)
Maturities of short-term investments	—	32,866
Net cash provided by (used in) investing activities	(5,820)	5,295
Cash flows from financing activities:
Proceeds from draws related to revolving debt facility	—	172,115
Repayment of revolving debt facility	(257,454)	(75,000)
Repayment of other debt obligations	—	(1,714)
Payments of obligations under capital leases	(356)	(734)
Proceeds from issuance of common stock upon exercise of stock options	403	197
Proceeds from reverse recapitalization and PIPE financing	815,184	—
Payment of transaction costs related to reverse recapitalization	(41,655)	—
Net cash provided by financing activities	516,122	94,864
Net increase in cash, cash equivalents, and restricted cash	385,134	17,600
Cash, cash equivalents, and restricted cash, beginning of period	74,693	148,674
Cash, cash equivalents, and restricted cash, end of period	$459,827	$166,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,349	$4,131
Cash paid for income taxes	28	24
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(1,115)	$(3,781)
Conversion of redeemable convertible preferred stock to common stock	$1,812,678	$—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$7,267	$—
Common stock issued in exchange for services associated with the reverse recapitalization	$7,500	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Summary of Significant Accounting Policies
Organization
View, Inc. (f/k/a CF Finance Acquisition Corp. II) and its wholly-owned subsidiaries (collectively “View” or the “Company”) headquartered in Milpitas, California, is a technology company that manufactures smart building products intended to help improve people’s health, productivity and experience, while simultaneously reducing energy consumption. View’s primary product is a proprietary electrochromic or “smart” glass panel that when combined with View’s proprietary network infrastructure and software, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa thereby reducing heat and glare. The Company is devoting substantially all of its efforts towards the manufacturing, sale and further development of its product platforms, and marketing of both custom and standardized product solutions. The Company has also devoted significant resources to enable its new View Smart Building Platform, a new offering beginning in 2021.
On March 8, 2021 (the “Closing Date” or “Closing”), CF Finance Acquisition Corp. II (“CF II”), a Delaware corporation, consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of CF II (“Merger Sub”), and View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View (the “Business Combination”) surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation.
On March 8, 2021, the Company completed the Transactions and raised net proceeds of $771.3 million, net of transaction costs of $43.9 million. In conjunction with the Transactions, the Company repaid in full the revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million. See Note 3 for additional information regarding the reverse recapitalization.
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in View’s 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022 (the "2021 Form 10-K"). The information as of December 31, 2020 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements as restated for the items described within this report. See Note 2 for further information.
As a result of the Transactions completed on March 8, 2021, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted in an amount determined by application of the exchange ratio of 0.02325 (“Exchange Ratio”), which was based on Legacy View’s implied price per share prior to the Merger.
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and the cash flows for the six months ended June 30, 2021. The results of

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,084.1 million as of June 30, 2021. For the six months ended June 30, 2021, we had a net loss of approximately $169.8 million and negative cash flows from operations of approximately $125.2 million. In addition, for the six months ended June 30, 2020, we had a net loss of approximately $141.8 million and negative cash flows from operations of approximately $82.6 million. Cash and cash equivalents as of June 30, 2021 was $451.4 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Quarterly Report on Form 10-Q.

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
View’s Pandemic Response
The COVID-19 pandemic has impacted health and economic conditions throughout the U.S., including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts the Company’s operations will depend on future developments that cannot be predicted with certainty, including the duration of the pandemic, resurgences of COVID-19 infections and the emergence of new variants, the availability and efficacy of vaccines, new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others. COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacturing of its products that are sourced from a limited number of suppliers may also be disrupted. For example, we utilize semiconductor chips in certain products that we manufacture, and semiconductor chips have been subject to an ongoing global shortage. This shortage may cause delays in our production and increase the cost to obtain semiconductor chips and

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

components that use semiconductor chips. In addition, long-term effects of COVID-19 on employer work-from-home policies and therefore demand for office space cannot be predicted. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.

To address these conditions, the Company established protocols to continue business operations as an essential industry, helped insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, in the second quarter of 2020, the Company began reducing operating costs through headcount reductions and reduction of operating expenditures for third-party contractors. During 2021, these cost reduction efforts were relaxed and headcount increased in order to respond to increased demand for our product and services.
Summary of Significant Accounting Policies
Other than policies noted below, there have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2021 included in View’s 2021 Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the condensed consolidated financial statements and the accompanying notes. Significant estimates include the warranty accrual, the fair value of common stock prior to reverse recapitalization and other assumptions used to measure stock-based compensation, the fair value of the redeemable convertible preferred stock, warrants, sponsor earn-out liability, and the estimation of costs to complete the performance obligations under contracts for revenue recognition. Other estimates include the fair value of acquired intangible assets and their respective useful lives, the determination of standalone selling price of various performance obligations, the valuation of deferred tax assets and uncertain income tax positions, and the recoverability of long-lived assets. The Company bases its estimates on historical experience, the current economic environment, and on assumptions that it believes are reasonable under the circumstances. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. The Company adjusts such estimates and assumptions when facts and circumstances dictate which may require significant judgment. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ significantly from these estimates.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of June 30, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the six months ended June 30, 2021, three customers represented greater than 10.0% of total revenue, each accounting for 16.5%, 11.8% and 10.1% of total revenue. For the six months ended June 30, 2020, three customers represented greater than 10.0% of total revenue, each accounting for 17.3%, 16.7% and 11.6% of total revenue. Three customers accounted for 53.7% of accounts receivable, net as of June 30, 2021, including 24.1%, 15.5%, and 14.1%, respectively. One customer accounted for 23.6% of accounts receivable, net as of December 31, 2020. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the six months ended June 30, 2021, one supplier accounted for 34.5% of total purchases. For the six months ended June 30, 2020, two suppliers accounted for 42.9% and 10.7% of total purchases, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash equivalents are invested in demand deposits, U.S. Treasury bills and money market mutual funds. The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. Demand deposits and U.S Treasury bills are carried at cost, which approximates fair value and money market funds are reported at fair value based upon quoted market prices.

The Company is required by its bank to collateralize letters of credit issued to the Company’s lessors, suppliers, customers, utility providers, and for the Company’s purchasing card program. All amounts in restricted cash as of June 30, 2021 and December 31, 2020 represent funds held in certificates of deposit and are stated at cost, which approximates fair value. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the remaining term of the restriction.

Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Cash	$43,902	$24,657
Cash equivalents	$407,457	$38,575
Cash and cash equivalents	$451,359	$63,232
Restricted cash included in prepaid expenses and other current assets	$—	$1,000
Restricted cash	$8,468	$10,461
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$459,827	$74,693

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract Assets and Liabilities

Billing practices for certain contracts with customers are governed by the contract terms of each project based on (i) progress toward completion approved by the owner, (ii) achievement of milestones or (iii) pre-agreed schedules. Billings do not necessarily correlate with revenues recognized under the cost-to-cost input method. The Company records contract assets and contract liabilities to account for these differences in timing.

Certain contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but such amounts are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At June 30, 2021 and December 31, 2020, contract assets included $0.2 million and nil, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.

Other contract assets arise when the Company recognizes revenues for performance under its contracts, but the Company is not yet entitled to bill the customer under the terms of the contract. At June 30, 2021 and December 31, 2020, these other contract assets totaled $3.2 million and $1.2 million, respectively, for revenue that has been recognized for performance, but the customer has not yet been billed. Once amounts are billed to customers, the asset is classified within Accounts Receivable, Net of Allowances.

Contract liabilities represent the Company’s obligation to provide goods or services to a customer for which the Company has been paid by the customer or for which the Company has billed the customer under the terms of the contract. Revenue for future services reflected in this account are recognized, and the liability is reduced, as the Company subsequently satisfies the performance obligation under the contract. Contract liabilities are presented as deferred revenue on the consolidated balance sheets.

Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. The Company recorded inventory impairments of $6.1 million as of June 30, 2021.
Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events indicate that a potential impairment may have occurred. If such events arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of June 30, 2021, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the three and six months ended June 30, 2021 and 2020.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Product Warranties
The Company provides a standard assurance type warranty that its insulating glass units (“IGUs”) will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, to date as of June 30, 2021. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $5.3 million and $5.5 million as of June 30, 2021 and December 31, 2020, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $40.4 million and $42.1 million as of June 30, 2021, and December 31, 2020, respectively, related to these IGUs.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in warranty liabilities are presented below (in thousands). See Note 2 for discussion of the material misstatement of the previously reported warranty liability balances as of December 31, 2020.

	June 30, 2021	December 31, 2020

Beginning balance	$47,678	$53,296
Accruals for warranties issued	816	$1,304
Changes to estimates of volume and costs	—	$(1,002)
Settlements made	(2,761)	$(5,920)
Ending balance	$45,733	$47,678
Warranty liability, current, beginning balance	$8,864	$8,038
Warranty liability, noncurrent, beginning balance	$38,814	$45,258
Warranty liability, current, ending balance	$8,923	$8,864
Warranty liability, noncurrent, ending balance	$36,810	$38,814
During the three months ended June 30, 2021 and 2020, the Company recorded a charge to Cost of revenues of $0.4 million and $0.3 million, respectively, related to adjustments to the warranty liability. During the six months ended June 30, 2021 and 2020, the Company recorded a charge to Cost of revenues of $0.8 million and $0.6 million, respectively, related to adjustments to the warranty liability.
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
In addition to the warranty liabilities presented above, the Company has $4.4 million and $0.8 million included within Accrued expenses and other current liabilities in its Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively, for incremental performance obligations promised to customers in connection with IGU failures associated with the quality issue described above. The costs associated with these obligations are included within Cost of revenue in the Condensed Consolidated Statement of Comprehensive Loss, and was nil and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $5.1 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.
Revenue Recognition
The Company has historically generated revenue from (i) the manufacturing and sale of View Smart Glass IGUs, that are coated on the inside with a proprietary technology and are designed and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the View Smart Glass CSS, which includes electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors that when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design, in which a design document is provided to lay out the IGUs, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company. For this Smart Glass products offering, View serves as a materials provider to its Smart Glass customers, which are typically glaziers for IGUs and low-voltage electricians (“LVE”) or General Contractors (“GC”) for CSS.

Under View’s Smart Glass product offering, when the owner, tenant or developer of the building approves of the use of View products, a non-binding letter of understanding with the owner, tenant or developer is signed. The Company subsequently enters into the legally enforceable supplier contracts with its Smart Glass customers (i.e., glaziers for IGUs and LVEs or GCs for CSS), to deliver the Smart Glass products and services. For Smart Glass projects, the Company does not have a role in the assembly nor the installation of the framed IGUs. The design of the integrated platform, as well as assembly and installation of the IGUs and the electrical components included in the CSS is performed by the Smart Glass customers. The Company performs a commissioning service under the CSS contract after its customers have completed installation of the IGUs and CSS

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

electrical components. Additionally, in limited circumstances, the Company contracts to provide extended or enhanced warranties of its products in addition to its standard assurance warranty, which are recognized as revenue over the respective term of the warranty period.

During 2021, the Company entered into and commenced work on the first contract under its new product offering, View’s Smart Building Platform. In these types of arrangements, the Company contracts with the Smart Building Platform customers, which are typically the owners, tenants or developers of buildings, or the general contractor acting on behalf of the Company’s customers. With View's Smart Building Platform, the smart building network serves as the backbone of the offering and is integrated by View into the building envelope system along with the View Smart Glass IGUs, which serve as individual nodes on the building network.

This platform also enables the Company's Smart Building Technologies product offerings, as more fully described further below, to also be integrated as additional nodes on View’s smart building network and tailored to the customer's specific needs depending upon their desired smart building functionality.

In these arrangements View takes responsibility for all activities needed to fulfill its single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is View’s responsibility for performing an essential and significant service of integrating each of the inputs of its completed solution. These inputs include View’s smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by View to work on its behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted.

View’s integration services also include the activities of installing, commissioning and testing to enable the transfer of a complete and operational system. The Company also uses subcontractors it selects and hires for portions of the installation labor.

Given that View is responsible for providing the service of integrating each of the inputs into a single combined output, View controls that output before it is transferred to the customer and accordingly, View is the principal in the arrangement and will recognize the entire arrangement fee as its revenue, with any fees that View pays to its subcontractors recognized in its cost of revenue.

Other factors present in these arrangements which supports the assertion that View controls the deliverable before it is transferred to the customer include: the customer considers View to be primarily responsible for fulfilling the promise to provide a fully integrated Smart Building Platform, View has significant inventory risk, and it has complete discretion in the price negotiated with all parties engaged by View, including the customer, subcontractors, and third-party suppliers. Lastly, View determines how it will fulfill these arrangements and has complete discretion over the contracting of subcontractors to work on its behalf as well as the pricing discretion over these subcontractor arrangements. The pricing discretion that View exercises, both with respect to the customer as well as with View’s subcontractors, can often result in View having all of the risk of loss on the contract, as the performance obligation promised to the customer included within these contracts is generally in exchange for fixed fees while payments made to the subcontractors are based on cost plus margin or fixed fee arrangements.

The Company's Smart Building Technologies includes a suite of products that are either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately, and (i) transform View smart windows into transparent, digital, interactive surfaces to enable immersive experiences, (ii) provide the ability to measure and optimize certain environmental variables, (iii) provide the customer the ability to self-monitor for intrusions, (iv) provide a platform to aggregate building and tenant data into a consolidated dashboard to optimize every aspect of building operations and workplace experience or (v) provide a hosted platform to facilitate smart and secure management of global networked assets. These offerings have been internally developed by the Company, such as View Immersive Experiences, and View Sense. When these products are integrated into the View Smart Building Platform, such offerings are included as part of the full contract with the customer. When these products are added-on to Smart Glass contracts or sold separately, the Company contracts separately with the customer to provide such items. Revenue generated from these products has not been material to date.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

View recognizes revenue as or when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. View determines revenue recognition through the following five steps:

Step 1: Identify the contract(s) with a customer;

Step 2: Identify the performance obligations in the contract;

Step 3: Determine the transaction price;

Step 4: Allocate the transaction price to the performance obligations in the contract; and

Step 5: Recognize revenue as or when the entity satisfies a performance obligation.

Contracts for View’s Smart Building Platform

When a customer elects to purchase the Smart Building Platform, View signs legally enforceable contracts directly with the building owner/developers or their GC, acting on their behalf, for delivery of the Smart Building Platform.

The Company enters into legally binding trade contracts with the customer that outlines the rights and obligations of the Company, including specifications of the integrated platform to be provided. The promises to the customer included within these contracts, as described above, are integrated and highly interdependent, and they must work seamlessly together to deliver a fully functional Smart Building Platform. As the Company performs a significant service of integrating the promised goods and services into a combined output, these contracts constitute a single, combined performance obligation.

The contracting for these Smart Building Platform arrangements with building owners, real estate developers, or their agents, is subject to significant negotiations. Accordingly, each of these contracts must be evaluated on the terms and conditions of the underlying agreement based on their individual facts and circumstances.

The Company determines the transaction price based on the consideration expected to be received, which is the contract price. When the contract contains payment terms that are extended beyond one year or other financing arrangements in conjunction with the contract, a significant financing component may exist. In such cases, the Company adjusts the contract price at an amount that reflects the cash selling price. Payment terms may vary but are generally net 30 days from request for payment. As the View Smart Building Platform is typically a single performance obligation, the entire transaction price is allocated to this performance obligation.

The Company recognizes revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of our contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs for a contract exceed contracted revenue, an accrual for the loss on the contract is recognized as cost of revenue at the time of contract execution. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced. During the six months ended June 30, 2021, the Company recognized a total of $14.3 million, respectively, for initial contract loss accruals, of which the balance of estimated contract losses for work that had not yet been completed totaled $11.5 million as of June 30, 2021. There were no Smart Building Platform contracts during the six months ending June 30, 2020 and therefore the contract loss accrual at June 30, 2020 was nil.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, materials and period of completion of the work. Either the Company or our customers may initiate change orders. The

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company has had an immaterial amount of change orders to date, and has recognized these as a contract modification when the change order is approved.

Contracts for View Smart Glass

Under View’s Smart Glass product offering, the Company is a provider of building materials in the form of IGUs and CSS. These materials are designed and fabricated by the Company in order to meet the building-site specifications of the end user, which is typically the owner, tenant or developer of buildings. When the end user approves of the use of View products, a non-binding letter of understanding with the owner, tenant or developer is signed. The Company subsequently enters into the legally enforceable supplier contracts with its Smart Glass customers (i.e., glaziers for IGUs and LVEs or GCs for CSS), to deliver the Smart Glass products and services. The glaziers and LVEs are subcontracted by the end user and are responsible for the installation of the Smart Glass products at the building-site. The Company enters into separate legally binding agreements with both the glazier and the LVE or GC to deliver IGUs and CSS, respectively, who are unrelated parties and therefore such contracts cannot be combined and accounted for as a single contract.

Contracts with glaziers for IGUs include the promise to provide multiple customized IGUs. Each IGU represents a distinct and separate single performance obligation as the customer can benefit from each unit on its own. Each unit is separately identifiable, and does not modify or customize other units. The Company determines the transaction price based on the consideration expected to be received, which is generally the contractual selling price. Since the IGUs are customized to meet the building-site specifications of the ultimate end customer and have no alternative use to the Company and the Company has contractually enforceable rights to proportionate payment of the transaction price for performance completed to date, the Company recognizes revenue over time as each IGU is manufactured using a cost-to-cost input method. Recognizing revenue using a cost-to-cost input method best depicts the Company’s performance in transferring control of the IGUs to the customer. The amount of work in process at the end of any financial reporting period has historically been insignificant.

The Company’s contracts to deliver CSS to the customer, typically LVEs or GCs, contain multiple performance obligations for each promise in the CSS arrangement. Each of the identified promises, including electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors, and professional services to provide a system design and commission the installed products are capable of being distinct and each promise is separately identifiable in the context of the contract. This assessment requires management to make judgments about the individual promised good and service and whether each good and service is separable from the other goods and services in the contract.

The Company determines the transaction price based on the consideration expected to be received, which is generally the contractual selling price. The Company allocates the transaction price to each performance obligation based on the relative standalone selling price. Management judgment is required in determining SSP for contracts that contain products and services for which revenue is recognized both over time and at a point in time, and where such revenue recognition transcends multiple financial reporting periods due to the timing of delivery of such products and services. SSP is estimated based on the price at which the performance obligation is sold separately.

The Company recognizes revenue allocated to each performance obligation at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. For the control panels and electrical components, transfer of control generally occurs at a point in time upon shipment or delivery of the product and revenue is recognized upon shipment. For the system design, transfer of control generally occurs upon customer acceptance and revenue is recognized upon customer acceptance. For the commissioning services, which has a relatively short period of time over which the services are provided, transfer of control generally occurs upon acceptance of the installed products by the end user and revenue is recognized upon customer acceptance. The allocation of transaction price for CSS contracts with performance obligations that cross multiple periods has not historically risen to a level that could have a material impact to reported revenues.
In limited circumstances, the Company contracts to provide extended or enhanced warranties of our products outside of the terms of its standard assurance warranty, which are recognized as revenue over the respective term of the respective extended or enhanced warranty period.
When the contract contains payment terms that are extended beyond one year or the Company enters into loan or financing arrangement in conjunction with the contract, a significant financing component may exist. In such cases, the Company adjusts

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the contract price at an amount that reflects the cash selling price. The Company uses a discount rate representing a borrowing rate had a separate financing transaction been entered between the two parties based on the customer’s creditworthiness.
Contracts for View Smart Building Technologies
The Company's Smart Building Technologies includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. Our customers are typically the owners or tenants of buildings. Revenue generated from these products has not been material to date.
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
Contract Costs
As the Company incurs incremental costs of obtaining contracts, they are evaluated for recoverability using the expected consideration. The Company currently incurs significant losses on its offerings and as such incremental costs to obtain contracts are not recoverable and are expensed as incurred.
Stock-Based Compensation
The Company measures stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and nonemployees based on the estimated fair value as of the grant date.
Awards with only service vesting conditions
The fair value of stock option awards with only service condition is estimated on the grant date using the Black-Scholes option-pricing model, which requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. These assumptions are subjective, generally require significant analysis and judgment to develop, and materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The Company recognizes the fair value of each stock award on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At Closing, as required by the Merger Agreement, the Company granted stock option awards to purchase 5,000,000 shares of the Company’s common stock to certain officers. See Note 10 for further information regarding these awards.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.4 million. As of June 30, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $26.1 million. The change in the fair value for the three and six months ended June 30, 2021 was a $2.1 million loss and $0.3 million gain, respectively, and is included in gain (loss) on fair value change, net in the condensed consolidated statements of comprehensive loss. See Note 5 for further information on fair value.
Public and Private Warrants
Prior to the Merger, CF II issued 366,666 private placement warrants (“Private Warrants”) and 16,666,637 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants become exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On the consummation of the Merger, the Company recorded a liability related to the Private Warrants of $0.6 million, included in Other Liabilities, with an offsetting entry to additional paid-in capital. Subsequent changes to the fair value of the Private Warrants were not material and recorded in the condensed consolidated statement of comprehensive loss as part of Interest and other income (expense) for the three and six months ended June 30, 2021. See Note 5 for further information on fair value.
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
Recent Accounting Pronouncements, Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), and has since issued several updates, amendments, and technical improvements to ASU 2016-2. The guidance requires recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases previously classified as operating. The standard also requires additional disclosures about leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 was originally effective for financial statements issued for fiscal years beginning after December 15, 2021 as the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. As of June 30, 2021, the Company expects to lose its status as an emerging growth company by the end of the fiscal year and expects to adopt this guidance for the annual period beginning January 1, 2021 using the optional transition method. Under the optional transition method, the Company will adopt the standard in a period subsequent to that presented herein but will account for the standard from the beginning of the period presented upon adoption. The adoption of this guidance will result in recognition of ROU assets of approximately $23.7 million and lease liabilities of $28.8 million for our operating leases and ROU assets of $1.8 million and lease liabilities of $1.8 million for our finance leases at January 1, 2021.
In June 2016, FASB issued an ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326.The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. As of June 30, 2021, the Company expects to lose its status as an emerging growth company by the end of the fiscal year and expects to adopt this guidance for the annual period beginning January 1, 2021 using the optional transition method. Under the optional transition method, the Company will adopt the standard in a period subsequent to that presented herein but will account for the standard from the beginning of the period presented upon adoption. The adoption of this guidance will not have a material impact on the condensed consolidated financial statements.
In August 2020, the FASB issued No. ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. ASU No. 2021-04 is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The impact on the Company's condensed consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.
2.Restatement of Previously Issued Financial Statements
Background of the Restatement
As previously disclosed in August 2021, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) initiated an independent investigation concerning the adequacy of the Company’s previously presented warranty-related obligations (the “Investigation”), which has since been completed.

As a result of the Investigation, the Audit Committee concluded that (i) the Company’s previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) the Company’s former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) the Company’s former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Company's Board of Directors and the independent auditors, regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations when replacing the IGUs. Specifically, the Company had inappropriately excluded from the warranty obligation the installation labor and freight costs that it had incurred, and expected to continue to incur, when replacing the IGUs. It was also determined that partially offsetting the misstatement which understated the warranty obligation was another misstatement resulting in an overestimate in the estimated failure rates of the impacted IGUs. As a result of these material misstatements, the Company’s warranty liabilities were understated by $25.0 million as of December 31, 2020 and the Company’s Cost of Revenue and Net Loss were understated by $1.1 million and overstated $2.4 million for the three and six months ended June 30, 2020, respectively, as well as understated by $25.0 million for periods prior to 2020, which has been corrected for as an adjustment to Accumulated Deficit as of December 31, 2019.

As a result of the Investigation, the Company has not previously filed its Q2 2021 Quarterly Report on Form 10-Q. However, the unaudited quarterly financial statements as of June 30, 2020 and for the three and six months then ended have been previously presented as part of (i) the unaudited quarterly financial statements as of September 30, 2020 and for the nine months then ended within the Company's Form S-4 filed with the SEC on December 23, 2020 and (ii) the audited financial statements as of December 31, 2020 and the year then ended within the Company's Form 8-K filed with the SEC on March 12, 2021. Accordingly, the Company is restating the accompanying financial statements as of December 31, 2020 and for the three and six months ended June 30, 2020. The Company has also restated its audited annual financial statements for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K filed with the SEC on June 15, 2022, its unaudited quarterly financial statements as of March 31, 2021 and 2020 and for the three months then ended in connection with the filing of its Q1 2021 Form 10-Q/A filed with the SEC on June 15, 2022 and its unaudited quarterly financial statements as of September 30, 2020 and for three and nine months then ended in connection with the filing of its Q3 2021 Form 10-Q filed with the SEC on June 15, 2022.

In addition to restating for the warranty-related misstatements, the Company is also correcting for other immaterial misstatements in the accompanying financial statements, included within the Other Adjustments column of the tables below.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Such adjustments include a $1.8 million understatement of Net Loss which originated in periods prior to 2020, as well as the following:

(a)the misstatement of depreciation expense for certain fixed assets;
(b)timing of the recognition of commissions expense due to contractual service requirements necessary to earn such commission;
(c)timing differences resulting from performance obligations associated with certain revenue contracts that were not initially identified and deferred over the period earned;
(d)the misstatement of liabilities associated with performance obligations promised to customers in connection with IGU failures; and
(e)certain income statement and balance sheet misclassifications, as well as other immaterial misstatements.
Effect of the Restatement
The effects of the prior-period misstatements on our Condensed Consolidated Balance Sheet, Statements of Comprehensive Income and Cash Flows are reflected in the tables below (in thousands, except per share data). The As Previously Reported column within the Condensed Consolidated Balance Sheets below include the retroactive application of the reverse capitalization as further discussed in Note 3 and as disclosed in previous filings. As it relates to the Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, the impact of the restatement was to increase net loss and comprehensive loss as shown below, which had a corresponding impact on Accumulated Deficit. We have also restated impacted amounts within the accompanying notes to the condensed consolidated financial statements, as applicable.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Balance Sheet

	December 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Assets
Current assets
Cash and cash equivalents	$63,232	$—	$—		$63,232
Accounts receivable, net of allowances	12,252	—	—		12,252
Inventories	6,483	—	—		6,483
Prepaid expenses and other current assets	6,881	—	(668)	(b), (e)	6,213
Total current assets	88,848	—	(668)		88,180
Property and equipment, net	282,560	—	—		282,560
Restricted cash	10,461	—	—		10,461
Deposits with supplier	1,084	—	—		1,084
Other assets	7,862	—	—		7,862
Total assets	$390,815	$—	$(668)		$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$14,562	$—	$—		$14,562
Accrued expenses and other current liabilities	36,480	4,849	821	(d)	42,150
Accrued compensation	14,665	—	(3,838)	(b)	10,827
Deferred revenue	2,111	—	538	(c)	2,649
Debt, current	247,248	—	—		247,248
Total current liabilities	315,066	4,849	(2,479)		317,436
Debt, non-current	15,430	—	—		15,430
Redeemable convertible preferred stock warrant liability	12,323	—	—		12,323
Other liabilities	36,731	20,113	—		56,844
Total liabilities	379,550	24,962	(2,479)		402,033
Redeemable convertible preferred stock	1,812,678	—	—		1,812,678
Stockholders' equity (deficit):
Additional paid-in-capital	89,789	—	—		89,789
Accumulated deficit	(1,891,202)	(24,962)	1,811		(1,914,353)
Total stockholders' equity (deficit)	(1,801,413)	(24,962)	1,811		(1,824,564)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$390,815	$—	$(668)		$390,147

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$6,664	$—	$(1,017)	(c), (e)	5,647
Costs and expenses:
Cost of revenue	33,800	(1,063)	3,097	(a), (d), (e)	35,834
Research and development	13,536	—	(175)	(a), (e)	13,361
Selling, general, and administrative	19,201	—	(2,605)	(a), (b), (e)	16,596
Total costs and expenses	66,537	(1,063)	317		65,791
Loss from operations	(59,873)	1,063	(1,334)		(60,144)
Interest and other income (expense), net
Interest income	41	—	—		41
Interest expense	(6,146)	—	—		(6,146)
Other expense, net	(80)	—	—		(80)
Gain (loss) on fair value change, net	(3,068)	—	—		(3,068)
Interest and other income (expense), net	(9,253)	—	—		(9,253)
Loss before benefit (provision) of income taxes	(69,126)	1,063	(1,334)		(69,397)
Benefit (provision) for income taxes	(98)	—	—		(98)
Net and comprehensive loss	$(69,224)	$1,063	$(1,334)		$(69,495)
Net loss per share, basic and diluted	$(41.14)	$0.63	$(0.79)		$(41.30)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,682,704	—	—		1,682,704

	Six Months Ended June 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$15,831	$—	$(1,152)	(c), (e)	14,679
Costs and expenses:
Cost of revenue	69,372	(2,444)	5,369	(a), (d), (e)	72,297
Research and development	34,794	—	1,655	(a), (e)	36,449
Selling, general, and administrative	42,036	—	(4,076)	(a), (b), (e)	37,960
Total costs and expenses	146,202	(2,444)	2,948		146,706
Loss from operations	(130,371)	2,444	(4,100)		(132,027)
Interest and other income (expense), net
Interest income	486	—	—		486
Interest expense	(11,431)	—	—		(11,431)
Other expense, net	(105)	—	—		(105)
Gain (loss) on fair value change, net	1,360	—	—		1,360
Interest and other income (expense), net	(9,690)	—	—		(9,690)
Loss before benefit (provision) of income taxes	(140,061)	2,444	(4,100)		(141,717)
Benefit (provision) for income taxes	(103)	—	—		(103)
Net and comprehensive loss	$(140,164)	$2,444	$(4,100)		$(141,820)
Net loss per share, basic and diluted	$(83.94)	$1.46	$(2.46)		$(84.94)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,669,739	—	—		1,669,739

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(140,164)	$2,444	$(4,100)	(a), (b), (c), (d), (e)	$(141,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,040	—	860	(a)	12,900
Gain on fair value change, net	(1,360)	—	—		(1,360)
Stock-based compensation	16,020	—	—		16,020
Other	1,179	—	—		1,179
Changes in operating assets and liabilities:
Accounts receivable	5,504	—	1,091	(e)	6,595
Inventories	525	—	—		525
Prepaid expenses and other current assets	23,294	—	(654)	(b), (e)	22,640
Other assets	26	—	(315)	(e)	(289)
Accounts payable	(613)	—	—		(613)
Deferred revenue	(822)	—	387	(c)	(435)
Accrued compensation	1,313	—	(523)	(b)	790
Accrued expenses and other liabilities	499	(2,444)	3,254	(d), (e)	1,309
Net cash used in operating activities	$(82,559)	$—	$—		$(82,559)
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(2,742)	$—	$(1,039)	(e)	$(3,781)
3.Reverse Recapitalization
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
Immediately before the Merger, all of Legacy View’s outstanding warrants were net exercised for shares of Legacy View Class A common stock. Upon consummation of the Merger, all holders of Legacy View Class A common stock and redeemable convertible preferred stock received shares of the Company’s Class A common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio based on the completion of the following transactions contemplated by the Merger Agreement:
•the cancellation of each issued and outstanding share of Legacy View Capital Stock and the conversion into the right to receive a number of shares of View Inc. Class A Common Stock equal to the Exchange Ratio;
•the conversion of all outstanding Legacy View Warrants into warrants exercisable for shares of View Inc. Class A Common Stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio; and
•the conversion of all outstanding vested and unvested Legacy View Options into options exercisable for shares of View Inc. Class A Common Stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted using the Exchange Ratio.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In connection with the Merger, the Company incurred $43.9 million of Transaction costs, consisting of underwriting, legal, and other professional fees, of which $42.4 million was recorded to additional paid-in capital as a reduction of proceeds and the remaining $1.5 million was expensed immediately.
The number of shares of Class A common stock issued immediately following the consummation of the Merger at March 8, 2021 was:

Number of Shares
Common stock of CF II outstanding prior to the Merger(1)	62,500,000
Less redemption of CF II shares	(12,587,893)
CF II Sponsor Earnout Shares outstanding prior to the Merger	1,100,000
Common stock of CF II	51,012,107
Shares issued in PIPE financing	42,103,156
Shares issued for in kind banker fee payment	750,000
Merger and PIPE financing shares	42,853,156
Legacy View shares converted(2)	123,211,449
Total	217,076,712
1.Includes CF II Class A shareholders of 50,000,000 and CF II Class B shareholders of 12,500,000.
2.The number of Legacy View shares was determined from the 76,565,107 shares of Legacy View common stock and 5,222,852,052 shares of Legacy View redeemable convertible preferred stock outstanding, which were converted to an equal number of shares of Legacy View common stock upon the closing of the Merger, and then converted at the Exchange Rate to Class A common stock of the Company. All fractional shares were rounded down to the nearest whole share.
The Merger was accounted for as a reverse recapitalization because Legacy View was determined to be the accounting acquirer. Under this method of accounting, CF II was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the Company will represent a continuation of the financial statements of Legacy View with the Merger treated as the equivalent of Legacy View issuing stock for the net assets of CF II, accompanied by a recapitalization. The net assets of CF II will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are those of Legacy View.
Legacy View was determined to be the accounting acquirer based on the following facts and circumstances:
•Legacy View stockholders comprised a relative majority of voting power of View;
•Legacy View had the ability to nominate a majority of the members of the board of directors of View;
•Legacy View’s operations prior to the acquisition comprising the only ongoing operations of View;
•Legacy View’s senior management comprising a majority of the senior management of View; and
•View substantially assuming the Legacy View name.
4.Revenue
Disaggregation of Revenue
The Company disaggregates revenue between products and services, as well as by major product offering and by geographic market that depict the nature, amount, and timing of revenue and cash flows.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Products	$16,814	$4,945	$26,525	$13,889
Services	112	702	170	790
Total	$16,926	$5,647	$26,695	$14,679
View’s Smart Glass contracts to provide CSS include the sale of both products and services. These services primarily relate to CSS installation and commissioning, and are presented in the table above as Services. Also included within Services in the table above are revenues associated with extended or enhanced warranties. View Smart Glass contracts to provide IGUs, View Smart Building Platform contracts and View Smart Building Technologies contracts relate to the sale of products.
The following table summarizes the Company’s revenue by major product offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Smart Glass	$11,580	$5,647	$19,795	$14,679
Smart Building Platform	5,136	—	5,136	—
Smart Building Technologies	$210	$—	$1,764	$—
Total	$16,926	$5,647	$26,695	$14,679
Smart Glass

Under View’s Smart Glass product offering, the Company is a provider of building materials in the form of IGUs and CSS. The Company recognizes revenue over time as each IGU is manufactured. The Company generally recognizes revenue at a point in time for CSS products. Revenue is recognized for CSS system design, installation and commissioning upon customer acceptance and revenue is recognized for the CSS control panels upon shipment.

In limited circumstances, the Company contracts to provide extended or enhanced warranties of our products outside of the terms of its standard assurance warranty, which are recognized as revenue over the respective term of the respective extended or enhanced warranty period.

Smart Building Platform

During 2021, the Company entered into and commenced work on the first contract under our new offering, View Smart Building Platform, a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. As the Company performs a significant service of integrating the promised goods and services into a combined output, these contracts constitute a single, combined performance obligation. Revenue from these contracts is recognized over time using a cost-to-cost input method.

Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments have not been material for the six months ended June 30, 2021.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Smart Building Technologies

The Company's Smart Building Technologies includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. Revenue is generally recognized over time. Revenue generated from these products has not been material to date.

The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
United States	$12,053	$5,322	$21,718	$14,009
Canada	4,403	299	4,507	620
Other	470	26	470	50
Total	$16,926	$5,647	$26,695	$14,679
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of June 30, 2021 was $4.9 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that we have billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of June 30, 2021 and December 31, 2020 were $2.7 million and $1.2 million, respectively, and were included in other current assets. The increase in 2021 primarily relates to contract assets associated with View’s Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of June 30, 2021 and December 31, 2020 were $0.7 million and nil, respectively, and were included in other assets.
Contract liabilities relate to amounts invoiced or consideration received from customers, typically for the Company’s CSS contracts, in advance of the Company’s satisfaction of the associated performance obligation. Such contract liabilities are recognized as revenue when the performance obligation is satisfied. Contract liabilities are presented as deferred revenue on the condensed consolidated balance sheets.
Revenue recognized during the three and six months ended June 30, 2021 and 2020, which was included in the opening contract liability balance as of December 31, 2020 and 2019, respectively, was insignificant in each period.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.Fair Value
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$407,458	$—	$—	$407,458
Total cash equivalents	407,458	—	—	407,458
Restricted cash:
Certificates of deposit		8,468	—	8,468
Total assets measured at fair value	$407,458	$8,468	$—	$415,926

Private warrants liability	$—	$—	$639	$639
Sponsor earn-out liability	—	—	26,101	26,101
Total liabilities measured at fair value	$—	$—	$26,740	$26,740

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,574	$—	$—	$38,574
Total cash equivalents	38,574	—	—	38,574
Restricted cash:
Certificates of deposit	—	11,461	—	11,461
Total assets measured at fair value	$38,574	$11,461	$—	$50,035

Redeemable convertible preferred stock warrants	$—	$—	$12,323	$12,323
Total liabilities measured at fair value	$—	$—	$12,323	$12,323
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Private Warrants	Sponsor Earn-out Liability	Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2020	$—	$—	$12,323
Additions during the period	589	26,443	—
Change in fair value	50	(342)	(5,056)
Reclass to additional paid-in-capital upon Closing	—	—	(7,267)
Balance as of June 30, 2021	$639	$26,101	$—

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain (loss) on fair value change, net in the condensed consolidated statements of operations. The following table summarizes the gain (loss) on fair value change, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Private Warrants	$53	$—	$(50)	$—
Sponsor Earn-out Liability	(2,118)	—	342	—
Redeemable Convertible Preferred Stock Warrants	—	(3,068)	5,056	1,360
Gain (loss) on fair value change, net	$(2,065)	$(3,068)	$5,348	$1,360
Valuation of redeemable convertible preferred stock warrants
The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As the Company operated as a private company until March 2021, specific historical and implied volatility information of its stock is not available. Therefore, the Company estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the redeemable convertible preferred stock warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends through the Closing Date at which time these redeemable convertible preferred stock warrants were converted to common stock warrants and classified as a component of stockholders’ equity. See Note 3 for additional information regarding the reverse recapitalization.
The market-based assumptions used in the valuations include the following:

	March 8, 2021 (Closing Date)	December 31, 2020
Expected volatility	52%-75%	70%
Expected term (in years)	0.08-7.71	2.0
Expected dividends	0%	0%
Risk-free rate	0.04%-1.28%	0.1%
Discount for lack of marketability	5.0%-33.0%	11%-55%
Valuation of Sponsor Earn-Out liability
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	June 30, 2021	March 8, 2021 (Closing Date)
Stock price	$8.48	$9.19
Expected volatility	37.30%	29.20%
Risk free rate	0.77%	0.86%
Expected term (in years)	4.7	5.0
Expected dividends	0%	0%
Current stock price: The stock price was based on the closing price as of the valuation date.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Expected volatility: The volatility rate was determined using a Monte Carlo simulation to estimate the implied volatility of the warrants as such warrants are publicly traded.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve for zero-coupon U.S. Treasury notes with maturities corresponding to the remaining expected term of the earnout period.
Expected term: The expected term is the remaining contractual term of the earnout period.
Expected dividend yield: The expected dividend rate is zero as the Company currently has no history or expectation of declaring dividends in the foreseeable future.
Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2021	March 8, 2021 (Closing Date)
Stock price	$8.48	$9.19
Expected volatility	37.30%	29.20%
Risk free rate	0.67%	0.73%
Expected term (in years)	4.2	4.5
Expected dividends	0%	0%
Other
The carrying amounts of cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying amount of long-term trade receivable approximates fair value, which is estimated by discounting expected future cash flows using an average discount rate adjusted for the customer's creditworthiness. Short-term and long-term debt are carried at cost, which approximates fair value.
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
In January 2019, the Company entered into an industrial facility operating lease with IDIG Crossroads I, LLC for manufacturing space of 510,350 square feet in Olive Branch, Mississippi with expiration on February 28, 2029. The lease required a security deposit in the amount of $1.1 million as of December 31, 2020, which was recorded as other assets on the condensed consolidated balance sheet. In April 2021, the Company terminated this operating lease that had total future minimum rental payments of $19.5 million, which were excluded from the table below. There was no security deposit as of June 30, 2021 related to this lease.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2021, the future minimum rental payments under all operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining six months)	$2,756
2022	5,618
2023	5,750
2024	5,887
2025	6,026
Thereafter	15,230
Total minimum lease payments	$41,267
Indemnifications
From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify the Company's officers, directors, and employees for liabilities arising out of their employment relationship. Generally, a maximum obligation under these contracts is not explicitly stated.

Because the maximum amounts associated with these agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations on the Company's condensed consolidated balance sheets.
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of June 30, 2021 and December 31, 2020, the total value of the letters of credit issued by the bank are $8.5 million and $11.5 million, respectively. No amounts have been drawn under the standby letter of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws are limited to amounts incurred by subcontractors contracted by View in relation to the project. The note is not a revolving facility, which means that outstanding amounts under the note that are repaid cannot be re-borrowed. The promissory note has a maturity date set at the fourth anniversary of the date of the first advance to the customer. The promissory note bears no interest during the period between the first advance to the customer and the maturity date, with interest increasing to an annual rate of 3.5% thereafter. As of June 30, 2021, the customer has made zero advances on the promissory note.
Litigation Settlement
In December 2014, the Company finalized the terms of a litigation settlement with a third party where the Company agreed to pay the other party a total of $32.0 million periodically over the next ten years. The Company recorded the present value of future payments as a liability and records interest expense, included in interest and other, net in the condensed consolidated statements of comprehensive loss, as it accretes the liability.
The balance of the litigation settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2021	December 31, 2020
Litigation settlement liability - current	$3,000	$3,000
Litigation settlement liability - non-current	7,239	9,658
Total litigation settlement liability	$10,239	$12,658

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Litigation

From time to time, the Company is subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, commercial matters and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. The Company is also defendants in judicial and administrative proceedings involving matters incidental to our business. Legal expenses are expensed as incurred.

The Company accrues a charge when management determines that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss and discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies, but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent it from determining such a range. The Company regularly evaluates current information available to it to determine whether an accrual should be established or adjusted. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

Securities Litigation

On August 18, 2021, plaintiff Asif Mehedi filed a putative securities class action in the United States District Court for the Northern District of California (Mehedi v. View, Inc. f/k/a CF Finance Acquisition Corp. II et al. (No. 5:21CV06374, N.D. Cal.)) alleging violations of the federal securities laws by the Company, Rao Mulpuri, and Vidul Prakash. The complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 (and SEC Rule 10b-5 promulgated thereunder) and that Mulpuri and Prakash violated Section 20(a) of the Exchange Act. The complaint asserts claims on behalf of a putative class of persons who acquired the Company’s stock between November 30, 2020 and August 16, 2021.

The complaint alleges that defendants failed to disclose to investors that the Company had not properly accrued warranty costs related to its product; that there was a material weakness in the Company’s internal control over financial reporting related to warranty accrual; that the Company’s financial results for prior periods were misstated as a result; and that defendants’ positive statements about the Company’s business were materially misleading. The complaint alleges that the foregoing statements caused the price of the Company’s stock to be inflated and that class members were damaged when the price of the Company’s stock declined on August 16, 2021, when the Company announced an independent investigation concerning the adequacy of the Company’s previously disclosed warranty accrual. Plaintiff seeks unspecified compensatory damages and costs, including attorneys’ and expert fees.

On February 8, 2022, the Court appointed Stadium Capital LLC lead plaintiff and denied the competing motion of Sweta Sonthalia. On March 14, 2022, Ms. Sonthalia filed a Petition for a Writ of Mandamus, asking the Ninth Circuit Court of Appeals to vacate the lead plaintiff order. On April 11, 2022, the district court denied Ms. Sonthalia’s motion to stay proceedings in the district court pending disposition of the writ petition. The writ petition is now fully briefed in the Ninth Circuit and is being considered for oral argument in August, September, or October 2022.

Pursuant to a stipulated schedule, Stadium Capital will file an amended complaint no later than 30 days after View files its Restatement with the SEC; defendants will file an answer or motion(s) to dismiss within 60 days of the filing of the amended complaint; Stadium Capital will file its opposition(s) to the motion(s) within 30 days of the filing of the motion(s) to dismiss; and defendants will file any reply in support of the motion(s) to dismiss within 30 days of the filing of the opposition brief.

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2021.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Derivative Litigation

On December 6, 2021, a purported Company shareholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against Rao Mulpuri, Nigel Gormly, Harold Hughes, Tom Leppert, Toby Cosgrove, Lisa Picard, Julie Larson-Green, and Vidul Prakash (Jacobson v. Mulpuri, et al. (No. 1:21CV01719, D. Del.)). The complaint alleges that Mulpuri and Prakash violated Sections 10(b) and 21D of the Exchange Act, and asserts claims against the director defendants for breach of fiduciary duty and waste of corporate assets. The complaint alleges that defendants Mulpuri, Gormly, Hughes, Leppert, Cosgrove, Picard, and Larson-Green failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits. The complaint seeks unspecified damages and costs, a judgment directing the Company to reform its corporate governance and internal procedures, and unspecified restitution from defendants to the Company.

On February 14, 2022, the Court entered the parties’ stipulation staying the litigation until fifteen days after the earliest of: (a) dismissal with prejudice of the Mehedi v. View securities class action and exhaustion of all appeals, or dismissal by settlement; (b) the motion(s) to dismiss Mehedi v. View are denied; or (c) either party gives notice that it no longer consents to the stay.

On May 24, 2022, a different purported Company shareholder filed another verified stockholder derivative complaint (nominally on behalf of the Company) against Mulpuri, Gormly, Hughes, Leppert, Cosgrove, Picard, Larson-Green, and Prakash (Damidi v. Mulpuri et al. (No. 1:22CV00675, D. Del.)). The complaint asserts claims for violation of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint alleges that defendants Mulpuri, Gormly, Hughes, Leppert, Cosgrove, Picard, and Larson-Green failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits. The complaint seeks unspecified damages and costs, punitive damages, and unspecified restitution from defendants to the Company. The Damidi action has been docketed as related to the Jacobson action.

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2021.

Government Investigation

On November 9, 2021, we announced that we had voluntarily reported to the SEC that the Audit Committee of the Company’s Board of Directors was conducting an independent, internal investigation into the adequacy of the Company’s previously reported warranty accrual. In January 2022, we were informed that the SEC is conducting a formal investigation of this matter. We have cooperated with the SEC’s investigation and intend to continue doing so.

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2021.

Northern District of Mississippi Environmental Matter

In September and August of 2021, the Mississippi Commission on Environmental Quality (“MCEQ”), Desoto County Regional Utility Authority (“DCRUA”) and the City of Olive Branch, Mississippi (“Olive Branch”), each issued notices and orders to the Company with respect to its discharges of water from its Olive Branch facility into the publicly owned treatment works (“POTW”) of DCRUA and Olive Branch without first obtaining a pretreatment permit. In August 2021, a Subpoena to Testify Before a Grand Jury was issued out of the United States District Court for the Northern District of Mississippi (“Subpoena”) to the Company requiring it to produce to the Environmental Protection Agency (“EPA”) various documents relating to environmental matters at its Olive Branch facility, including but not limited to hazardous waste records, air emissions records, storm water discharges records and wastewater disposal records. The Company has cooperated fully with each such notice, order and Subpoena.

On April 13, 2022, the Company and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement resolving the prospect of claims and charges against the Company relating to all prior discharges of water into the POTW of DCRUA and Olive Branch without first obtaining a pretreatment permit. The principal terms of the settlement are:

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.the Company pleading guilty to a single misdemeanor count for negligently discharging wastewater to a POTW without first obtaining a pretreatment permit in violation of 33 U.S.C. § 1319(c)(1)(A);

2.the Company paying a fine of $3.0 million over a three-year period in equal installments of $1.0 million to the federal government;

3.the Company paying a special assessment of $125 to the federal government pursuant to 18 U.S.C. § 3013(a)(1)(B);

4.the Company entering a separate civil Agreed Order with the MCEQ that requires the payment of a separate civil penalty of $1.5 million;

5.the Company making a separate community service payment in the amount of $0.5 million to DCRUA, to be used for the sole purpose of expanding wastewater treatment capacity in DeSoto County, Mississippi, within 30 days of entering the Plea Agreement;

6.the Company implementing an environmental management system that conforms to ISO 14001:2015 standards or a similar environmental management system approved by the United States Environmental Protection Agency, which is expected to result in $0.3 million in consulting and personnel costs;

7.the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $2.0 million in capital expenditures to install a wastewater treatment and recycling system;

8.the Company obtaining a pretreatment permit from MDEQ, or entering an Agreed Order with MCEQ and operating in compliance with that Agreed Order until a permit can be obtained;

9.the Company obtaining wastewater discharge permits from DCRUA and Olive Branch, or entering into Consent/Compliance Order(s) or Agreement(s) with DCRUA and Olive Branch that are consistent with any Agreed Order entered with MCEQ and operating in compliance with such Consent/Compliance Order(s) or Agreement(s) until permits can be obtained; and

10.the Company agreeing to probation for three years.

The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. View is in the process of coordinating with MDEQ and the local authorities with respect to the civil orders and/or agreements contemplated by the settlement terms, including obtaining a pretreatment permit from MCEQ, which has not been granted as of the date of this Report. The Plea Agreement will be presented to the Court for approval following these efforts.

The date for presentation of the Plea Agreement to the Court has not yet been determined.

The Company has recognized the $5.0 million of penalties incurred in conjunction with this settlement within Other expense, net, for the three and six months ended June 30, 2021, which is included within Accrued expenses and other current liabilities as of June 30, 2021.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate	June 30, 2021	December 31, 2020
Term loan, due June 30, 2032	0%	$15,430	$15,430
Revolving debt facility, repaid on March 8, 2021	LIBOR+9.05%	—	250,000
Debt discount		—	(2,752)
Total debt		15,430	262,678
Debt, current		735	247,248
Debt, non-current		$14,695	$15,430
Principal payments on all debt outstanding as of June 30, 2021 are estimated as follows (in thousands):

Year Ending December 31,	Total
2021 (remaining six months)	$—
2022	1,470
2023	1,470
2024	1,470
2025	1,470
Thereafter	9,550
Total	$15,430
Term Loan
On November 22, 2010, the Company entered into a debt arrangement with a lender, in an amount of $40.0 million ("Term Loan"), for the purpose of financing equipment and tenant improvements at its manufacturing facility in Olive Branch, Mississippi. Pursuant to the original terms, the loan provides for interest-free debt to be repaid in semi-annual payments due on June 30 and December 31 each year. The loan was originally being paid over 24 semi-annual installments through June 30, 2024.
On October 22, 2020, the Company entered into an amended and restated debt arrangement with the lender. The amended and restated debt arrangement temporarily suspended the payments. Starting June 30, 2022, the Company is required to make semi-annual payments of $0.7 million through June 30, 2032.
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of June 30, 2021, the Company was in compliance with these covenants.
Revolving Debt Facility
In October 2019, the Company entered into a secured revolving debt facility pursuant to which the Company may draw amounts in a maximum aggregate principal amount of $200.0 million until January 3, 2020 and $250.0 million after such date, for the purpose of paying payables and other corporate obligations. In October 2019, the Company drew a principal amount of $150.0 million under the facility with weekly maturity dates ranging from 8 days to 364 days. In May 2020, the Company drew the remaining principal amount of $100.0 million available under the facility, which was repayable on May 1, 2021. The facility's original expiration was October 22, 2023, at which time all drawn amounts were to be repaid in full. The interest rate applicable to amounts outstanding under the facility was LIBOR, plus 9.05%. As security for the payment and performance of all obligations under the facility, the Company granted the finance provider a security interest in substantially all of the Company’s assets.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the original agreement, repaid principal amounts became immediately available to be redrawn under the facility with maturity dates of one year through October 23, 2022. As of December 31, 2020, the Company’s available borrowing capacity was nil. As of December 31, 2020, the Company classified the outstanding balance of $250.0 million as a current liability because the Company was in violation of the stockholders’ equity covenant as of such date and the limited waiver from the finance provider waived such violation only through March 31, 2021.
In December 2020, the Company entered into an amendment to replace thirteen weekly draws of approximately $2.9 million each, aggregating to $37.5 million in principal amount, with four notes of approximately $9.4 million each, aggregating to $37.5 million in principal amount.
On March 8, 2021, upon Closing, the facility was repaid in full in the amount of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million prior to the expiration of the limited waiver from the finance provider. Upon repayment of its obligation, the Company recorded a debt extinguishment loss of $10.0 million, and the facility was terminated.
8.Stockholders’ Equity
Legacy View Redeemable Convertible Preferred Stock

Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Immediately prior to the Merger, each outstanding share of Legacy View redeemable convertible preferred stock converted to Legacy View common stock on a 1:1 conversion ratio. Upon Closing, each issued and outstanding share of Legacy View common stock was cancelled and the holders thereof in exchange received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. As such, as of June 30, 2021, the Company has no redeemable convertible preferred stock outstanding. See Note 3 for additional information regarding the reverse recapitalization.

As of December 31, 2020, the redeemable convertible preferred stock consisted of the following (in thousands, except for share amounts):

	Shares Authorized December 31, 2020	Shares Outstanding December 31, 2020	Carry Value December 31, 2020	Liquidation Preference December 31, 2020	Common Stock Issuable Upon Conversion
Series
A	23,250	18,441	$166	$238	18,441
B	1,571,798	1,217,066	19,210	18,845	1,217,066
C	2,274,766	608,118	11,495	11,417	608,118
D	2,673,700	612,994	13,263	13,235	612,994
E	7,440,000	4,606,784	100,225	119,361	4,606,784
E-1	131,584	—	—	—	—
E-2	115,787	—	—	—	—
F	10,462,500	4,861,658	175,182	188,193	4,861,658
G	62,775,000	47,881,788	330,466	231,686	47,881,788
G-1	930,000	—	—	—	—
H	75,177,482	10,613,198	197,488	200,852	10,613,198
H-1	60,833,745	51,011,263	965,183	965,374	51,011,263
	224,409,612	121,431,310	$1,812,678	$1,749,201	121,431,310
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2021, the Company had 217,115,573 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2021, no shares of View, Inc. Preferred Stock were issued and outstanding.
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
9.Stock Warrants
Public and Private Warrants
Prior to the Merger, CF II issued 366,666 Private Warrants and 16,666,637 Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants become exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively.
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
The Private Warrants are identical to the Public Warrants except that the Private Warrants were not transferable, assignable or salable until April 7, 2021. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
As of June 30, 2021, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
Other Warrants
Legacy View also issued redeemable convertible preferred stock and common stock warrants, to various service providers, lenders, investors, at various points in time, which were subsequently converted to the common stock warrants of the Company. Upon consummation of the Merger, each Legacy View warrant that was outstanding was assumed by CF II and converted into a common stock warrant exercisable for common stock equal to the product (rounded down to the nearest whole number) of

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a) the number of shares of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger multiplied by (b) the Exchange Ratio. Such warrants have a per share exercise price equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger by (ii) the Exchange Ratio, and, except as specifically provided in the Merger Agreement, each warrant continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View warrant immediately prior to the Merger. Prior to the merger, the redeemable convertible preferred stock warrants were classified as liabilities on the condensed consolidated balance sheets. See Note 5 for a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value.
The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued by Legacy View	Number of Warrants June 30, 2021 (As converted)	Number of Warrants December 31, 2020 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	45,207	161,457	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	—	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	—	11.50	Through March 2026
	Total stock warrants	20,311,920	3,394,867

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
2021 Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of June 30, 2021, the Company had 15,590,157 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
Pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 12,500,000 Officer RSUs for shares of Class A Common Stock of the Company and 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer RSUs are subject to both time and market-based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Entity ($)
1	2,500,000	20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	110.00
The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2020	1,071,605	$0.22	7.6	$20,564
Retroactive application of reverse recapitalization	(1,046,690)
Balance as of December 31, 2020, as converted	24,915	$9.32	7.6	$20,564
Options granted	5,000	$10.00	—	—
Exercised	(190)	$9.04	—	—
Canceled/forfeited	(138)	$9.29	—	—
Outstanding as of June 30, 2021	29,587	$9.44	7.6	$186
Options vested and expected to vest as of June 30, 2021	28,584	$9.46	7.6	$164
Exercisable as of June 30, 2021	16,281	$9.48	7.0	$55
______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of June 30, 2021 was $8.48 per share, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market. The market value as of December 31, 2020 was $9.89 per share, which is the fair value of View's common stock as historically determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The weighted-average grant date fair value per share of stock options granted was $4.38 for the six months ended June 30, 2021. The total grant date fair value of stock options vested was $12.8 million during the six months ended June 30, 2021. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $0.4 million.
As of June 30, 2021, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $52.0 million and is expected to be recognized over a weighted-average remaining service period of 2.4 years.
In addition to the time vested options above, as of June 30, 2021, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the six months ended June 30, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 9.7 years. As of June 30, 2021, the CEO Option Award had no intrinsic value. There were no options issued under this plan in 2020.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the six months ended June 30, 2021. As of June 30, 2021, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $82.5 million and is expected to be recognized over a weighted-average remaining service period of 4.9 years.
The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	12,758	$6.15
Vested	(35)	$7.23
Outstanding as of June 30, 2021	12,723	$6.15
The total grant date fair value of RSUs vested was $0.2 million during the six months ended June 30, 2021. As of June 30, 2021, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $66.0 million and is expected to be recognized over a weighted-average remaining service period of 2.0 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.
Valuation
The estimated grant date fair values of the Company’s time vested stock options granted to employees were calculated using the Black-Scholes option-pricing models based on the following assumptions:

	Six Months Ended June 30,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-6.7
Expected dividends	0%	0%
Risk-free rate	1.07%	0.4%-1.5%
Prior to the Merger, due to the absence of a public market, the Company’s common stock required the Company’s board of directors to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by considering several objective and subjective factors, including contemporaneous third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the rights and preferences of redeemable convertible preferred stock and common, and transactions involving the Company’s stock. The fair value of the Company’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,297	$570	$2,175	$1,116
Research and development	2,628	559	3,543	3,467
Selling, general, and administrative	18,349	5,673	27,019	11,437
Total	$22,274	$6,802	$32,737	$16,020
11.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three and six months ended June 30, 2021 and June 30, 2020, the Company’s income tax expense was immaterial.
As our U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the six months ended June 30, 2021, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and six months ended June 30, 2021 is due primarily to income taxes in Canada.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the six months ended June 30, 2021, there have been no changes in the estimated uncertain tax benefits.
12.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(95,720)	$(69,495)	$(169,755)	$(141,820)
Weighted-average shares outstanding, basic and diluted	212,116,112	1,682,704	134,240,831	1,669,739
Net loss per share, basic and diluted	$(0.45)	$(41.30)	$(1.26)	$(84.94)

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the three and six months ended June 30, 2021, common stock equivalents consisted of stock options, restricted stock units and warrants. For the three and six months ended June 30, 2020, common stock equivalents consisted of stock options, warrants, redeemable convertible preferred stock and related warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Stock options to purchase common stock	29,587,210	25,063,655
Unvested restricted stock units	257,625	—
Warrants to purchase common stock	20,311,920	40,150
Redeemable convertible preferred stock (on an if-converted basis)	—	121,431,310
Warrants to purchase redeemable convertible preferred stock (on an if-converted basis)	—	3,354,717
Total	50,156,755	149,889,832
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of June 30, 2021. The 25,000,000 shares and the 12,500,000 shares of common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved.
13.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the Securities Litigation, Derivative Litigation, Government Investigation and Northern District of Mississippi Environmental Matter disclosed in Note 6.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As described in the Explanatory Note above and in Note 2 of “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q, we have restated our unaudited quarterly financial statements for the three and six months ended June 30, 2020 and we have restated our condensed consolidated balance sheet as of December 31, 2020. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of View’s results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q included in Part I, Item 1, "Financial Statements (Unaudited)."
Overview
Our Business
View is a leading smart buildings platform and technology company that transforms buildings to improve human health and experience, reduce energy consumption and carbon emissions, and generate additional revenue for building owners.
Our innovative products are designed to enable people to lead healthier and more productive lives by increasing access to daylight and views, while minimizing associated glare and heat from the sun and keeping occupants comfortable. These products also simultaneously reduce energy consumption from lighting and HVAC, thus reducing carbon emissions. To achieve these benefits, we design, manufacture, and provide electrochromic or smart glass panels to which we add a 1 micrometer (~1/100th the thickness of human hair) proprietary electrochromic coating. These smart glass panels, in combination with our proprietary network infrastructure, software and algorithms, intelligently adjust in response to the sun by tinting from clear to dark states, and vice versa, to minimize heat and glare without ever blocking the view. In addition, we offer a suite of fully integrated, cloud-connected smart-building products that are designed to enable us to further optimize the human experience within buildings, improve cybersecurity, further reduce energy usage and carbon footprint, reduce real estate operating costs, provide real estate owners greater visibility into and control over the utilization of their assets, and provide a platform on which to integrate and deploy new technologies into buildings.

View's earlier generation products are described best as “smart glass,” which are primarily composed of three components that all work together to produce a solution:

•the insulating glass unit; which is either double or triple pane with a micrometer semiconductor (or electrochromic) coating.

•the network infrastructure; which is composed of the controllers, connectors, sensors, and cabling.

•the software: which includes the predictive algorithms, artificial intelligence, remote management tools, and user-facing iOS and Android apps, to control the tint of the glass.

After the Company completed installations in a few hundred buildings, it identified an opportunity to use its network infrastructure and cabling as the backbone on which different smart and connected devices in a typical building could operate. We believe customers using View Smart Glass can leverage View’s network as their building’s operations technology infrastructure, to reduce duplicative labor costs, reduce materials usage, provide better cyber security, improve visibility and management of connected devices, and future-proof the building through easy upgradability.

Recognizing the opportunity to significantly improve the human experience, energy performance and carbon footprint in buildings, and real estate operating costs through adoption of technology, View began selling a Smart Building Platform, which is a fully integrated smart window platform, to building owners starting in 2021. Concurrent with the commencement of the sales efforts, View also began hiring an extensive team of construction managers, project managers, and building specialists to enable the Company to work towards delivering the fully installed and integrated Smart Building Platform, which had historically been the responsibility of the general contractor’s glazing and low-voltage electricians (“LVE”) subcontractors.

The Smart Building Platform includes an upgraded network infrastructure and end-to-end design and deployment services, and also enables next generation Smart Building Technologies. We began offering our Smart Building Platform for the following strategic reasons:

•To optimize the design, aesthetics, energy performance and cost of the entire smart façade (or digital skin) of the building, rather than just one component (smart glass), thus benefiting both customers and View.

•To elevate the window selection and purchase decision to a customer and decision maker that has a more global view of the project and is in a much better position to make an informed decision regarding all the benefits provided by View’s Smart Building Platform.

•To accelerate the integration of new technologies into the fabric of the building. Today, this includes integrating environmental quality sensors and immersive, transparent, high-definition displays into smart windows. Importantly, our smart façade design enables future hardware and software upgrades into the building infrastructure.

•We believe delivering a digital, connected façade and smart building platform will enable future business opportunities and pricing models as buildings, both existing and new, incorporate additional technology and connected products.

View’s next generation, smart building network is designed as a scalable and open infrastructure in which the smart window is now another node of the network; in addition, the network is now equipped to host other connected devices and applications, from both View and third parties, as additional nodes on the network. The network has its own 48v direct current power and power-over-ethernet ports to incorporate other connected devices on a standard protocol. Also integrated into the network throughout the building is gigabit speed linear ethernet coaxial cable, as well as optical fiber. Computer processing is also built into the backbone of the network with x86 and ARM processing cores. The network also includes an operating system with capabilities to run third party applications and services, security protocol to protect buildings from cyberattacks, and several elements of a digital twin of the building. View’s smart building network also hosts artificial intelligence and machine learning engines, which View developed, and also provides access to artificial intelligence and machine learning engines that are in the cloud. The exterior of the building is the largest in surface area. With the smart building network, the entire exterior of the building can be digitized. Activating the exterior through digitization creates multiple opportunities for building owners and occupants.

View’s Smart Building Platform enables other devices and smart building applications to be built and connected to the View smart building network. A few applications View has already built and deployed on its next generation network include:

Transparent Displays: View Immersive Display. Integrated into the smart window and connected to the same network as the glass, Immersive Display allows users to turn their windows into the equivalent of an iPad or tablet — an interactive digital display that allows users a new way to digest multi-media content. Immersive Displays are large-format (55 inches and larger), digital, high-definition, interactive canvases that can be used to broadcast content, host video calls and display information and digital art to large groups of people, while maintaining a view of the outdoors through the window on which it is integrated.

Personalized Health: View Sense. An integrated, enterprise-grade, secure, sensor module that monitors multiple environmental variables (e.g., CO2, Temperature, Volatile Organic Compounds, Humidity, Dust, Light, and Noise) to provide illustrative data and information to building management teams in order to improve building performance and enhance human health and comfort.

View’s R&D continues to focus on not only improving the smart glass product but also on continually bringing more smart building applications and capabilities to market, as well as collaborating with other industry partners to integrate their devices and applications with View’s smart building network, with the aim of making building occupants more comfortable, healthier, and more productive, making buildings more sustainable, and providing better information to building owners to streamline operations and reduce operating costs.

In terms of the value propositions to View’s customers, its earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass, it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage. Current scientific research supports that cognitive function and in turn, productivity goes up when building occupants are exposed to more natural light and comfortable workspaces; they sleep better, and they experience less eye strain, fewer headaches, and lower stress. In a study published in the International Journal of

Environmental Health and Public Health in 2020, researchers at the University of Illinois and SUNY Upstate Medical University found that employees working next to View Smart Glass during the day slept 37 minutes longer each night, experienced half as many headaches, and performed 42% better on cognitive tests. The research was sponsored in part by View.

View also recognized that the new Smart Building Platform offering would potentially enable the company to move ‘up’ the supply chain of the construction industry. Whereas the Company’s traditional offering placed it in the role of a supplier to subcontractors of the General Contractor (“GC”), the level of integration and oversight needed to ensure a quality installation and integration of the complete smart building platform is designed to incentivize building owners and GCs to engage directly with View, engaging View to assume the role of the prime contractor for the platform rather than supplier of subcomponent materials. This would also better position View to upsell additional goods and services to the building owners in the future, which could be more efficiently integrated into the smart building platform than with the traditional offering.

Today, View’s Smart Glass products are installed into approximately 40 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, View continues to sell smart windows through our Smart Glass offering and several individual smart building products through our Smart Building Technologies offerings.
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the three months ended June 30, 2021 and June 30, 2020, our revenue was $16.9 million and $5.6 million, respectively, representing period-over-period growth of 199.7%. For the six months ended June 30, 2021 and June 30, 2020, our revenue was $26.7 million and $14.7 million, respectively, representing period-over-period growth of 81.9%.
Key Factors Affecting Operating Results
Execution of Growth Strategies
We believe that we are just beginning to address our market opportunity, which we expect to be driven by four multi-decade, secular trends: (i) climate change, Environmental, Social and Governance (“ESG”) and sustainability, (ii) a growing focus on human health inside buildings, (iii) an increased desire for better human experiences in buildings, and (iv) a growing demand for smart and connected buildings.
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
The above growth strategies depend upon our ability to continue as a going concern. As of the date of the filing of this Form 10-Q, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Form 10-Q. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute these long-term business plans.
Technology Innovation
With approximately 1,300 patents and patent filings and 14 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. As we have since inception, we intend to continue making significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products, which will increase our differentiation in the market. In 2021 and 2020, we introduced a new suite of products to complement our market-leading smart glass and optimize the human experience while making buildings more intelligent, which include the following:
•View Net. Our next generation controls, software and services (“CSS”), a cloud-connected, network infrastructure offering that powers View’s smart glass products and can incorporate and power other smart building devices from View and other companies. This high bandwidth data and low voltage power network serves as the backbone to an intelligent building platform and provides future-proofing by enabling the addition of new capabilities during a building’s lifetime.
•View Immersive Experiences. Our transparent, digital, interactive surface product that incorporates see-through, high definition displays directly onto the smart window.
•View Sense. Modules that provide the ability to measure and optimize light, humidity, temperature, air quality, dust and noise to improve occupant wellness.
•View Secure Edge. Our plug-and-play edge-to-cloud solution that enables IT and digital innovation teams to securely connect new and existing buildings to the cloud; centrally manage building networks, systems, and data in the cloud; and deploy edge applications for real-time processing, insights, and optimizations.
•View Remote Access. Our secure access portal that enables IT teams to reduce the cost and cybersecurity risks of maintaining smart buildings by providing vendors and technicians with secure, auditable, time-bound remote access to building networks and devices.
We expect our research and development expenses to increase in absolute dollars over time to maintain our differentiation in the market.
Competition
We compete in the commercial window industry and the electrochromic glass industry, as well as within the larger smart building products industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through product improvement, addition of new features and price. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:
•Technological innovation;
•Ability to integrate multiple systems efficiently and effectively;
•Product performance;
•Product quality, durability, and price;
•Execution track record; and
•Manufacturing efficiency.
Capacity
View currently manufactures the insulating glass units (“IGUs”) included in View Smart Glass and View Smart Building Platform product offerings at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We believe our facility, including the second production line expected to be in operation by the end of 2022, will enable us to achieve economies of scale, meet future demand, and achieve profitability.
As of June 30, 2021, we have invested approximately $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. Refer to the Liquidity and Capital resources section below for further discussion.
Impact of COVID-19
The COVID-19 pandemic has impacted health and economic conditions throughout the United States, including the construction industry. The COVID-19 pandemic continues to be dynamic and evolving, and the extent to which COVID-19 impacts our operations will depend on future developments that cannot be predicted with certainty, including the duration of the outbreak, resurgences of COVID-19 infections, the availability and efficacy of vaccines, new information that may emerge concerning the severity of COVID-19 and the governmental measures to contain or treat its impact, among others.
COVID-19’s disruptions to the construction industry may reduce or delay new construction projects or result in cancellations or delays of existing planned construction. Supply of certain materials used by the Company in the manufacturing of its products that are sourced from a limited number of suppliers may also be disrupted. For example, we utilize semiconductor chips in certain products that we manufacture and semiconductor chips have been recently subject to an ongoing global shortage. This shortage can cause possible delays in our production and increase the cost to obtain semiconductor chips and components that use semiconductor chips. Any one or a combination of such events could have a material adverse effect on the Company’s financial results.
To address these conditions, the Company established protocols to continue business operations as an essential industry, insulate its supply chain from delays and disruptions, and assessed its business operations and financial plans as a result of COVID-19. The Company optimized its financial plan by focusing on sales growth and by reducing and delaying incremental spending on operating and capital expenditures compared with the pre-COVID business plan. In particular, in the second quarter of 2020, the Company began reducing operating costs in absolute dollars through headcount reductions and reduction of operating expenditures for third party contractors. During 2021, these cost reduction efforts were relaxed and headcount increased in order to respond to increased demand for our product and services.
The long-term effects of COVID-19 on one of our key markets, office space, cannot be accurately predicted as employers continue to design their long-term work-from-home policies. Conversely, we expect to see an accelerated interest in the renovation market, potential increased spending on public buildings and infrastructure, movement to suburban office spaces, and increased investment in life sciences and laboratory buildings. We also expect to see changes in the market in response to COVID-19, including increased aversion to blinds that collect dirt and dust. Finally, we have seen COVID-19 accelerate societal perspective on the importance of the environment on personal health, which could drive adoption of our sensor products that measure and monitor health aspects in buildings.
Components of Results of Operations
Revenue
View Smart Glass
We have historically generated revenue as a materials provider from (i) the manufacturing and sale of View Smart Glass IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the View Smart Glass CSS, which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company. The glaziers and LVEs subcontracted by the end user are responsible for ensuring satisfactory adherence to the design document as the products are installed.
Our View Smart Glass revenue primarily relies on securing design wins with end users of our products and services, which typically are the owners, tenants or developers of buildings. We start the selling process by pitching the View Smart Glass benefits and business outcomes to the building owners, tenants, or developers. The pricing for a project is primarily driven by the make-up, size, shape, total units of the IGU, and associated CSS. The design win is typically secured through a non-binding agreement with the owners, tenants or developers of the buildings. Once a design win is secured, we negotiate and enter into legally binding agreements with our Smart Glass customers (typically glaziers for the IGUs and LVEs or general contractors for CSS) to deliver the Smart Glass products and services.
Our IGUs are custom-built and sold to customers through legally binding contracts. Each contract to provide IGUs includes multiple distinct IGUs. We recognize revenue from our IGU contracts over time as the IGU manufacturing work progresses.
Our contracts to provide the CSS network infrastructure include the sale of electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors, and professional services to provide a system design and commission the installed products. The Company recognizes revenue at a point in time upon shipment of the control panels and electrical components, and upon customer acceptance for the design and commissioning services, both of which have a relatively short period of time over which the services are provided.
In limited circumstances, we contract to provide extended or enhanced warranties of our products outside of the terms of its standard assurance warranty, which are recognized as revenue over the respective term of the warranty period.
View Smart Building Platform
During 2021, we entered into and commenced work on the first contract under our new offering, View Smart Building Platform, a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. We enter into contracts to provide our View Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or with the general contractor acting on behalf of our customers.
In contrast to the View Smart Glass product delivery method, View is the principal party responsible for delivering the fully integrated Smart Building Platform. In doing so, View takes responsibility for all activities needed to fulfill its single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is View’s responsibility for performing an essential and significant service of integrating each of the inputs of its completed solution. These inputs include View’s smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by View to work on its behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted. View’s integration services also include the activities of installing, commissioning and testing the Smart Building Platform to enable the transfer of a complete and operational system. The Company also uses subcontractors it selects and hires for portions of the installation labor. Given that View is responsible for providing the service of integrating each of the inputs into a single combined output, View controls that output before it is transferred to the customer and accordingly, View is the principal in the arrangement and will recognize the entire arrangement fee as its revenue, with any fees that View pays to its subcontractors recognized in its cost of revenue.
The pricing for a Smart Building Platform project is primarily driven by the make-up, size, shape, total units of the IGU, associated CSS, and costs associated with the management and performance of system design, fabrication, unitization and installation efforts. View assumes the risk of delivery and performance of the Smart Building Platform to its customer, and manages this through three key elements to ensure a pleasant end-user experience: 1) View has a contractual right and obligation to direct the activities of the subcontractors; 2) View performs quality inspections; and 3) View engages qualified personnel to protect the company’s interest and direct the actions of the subcontractors. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
We recognize View Smart Building Platform revenue over time as services are performed using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract.
In the course of providing the View Smart Building Platform, the Company routinely engages subcontractors it selects for fabricating and unitizing the specific smart glass products and for installation of the framed IGUs and smart building infrastructure components, and incurs other direct costs. View is responsible for the performance of the entire contract, including subcontracted work. Thus, View may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated.
Contracts for View Smart Building Technologies

The Company's View Smart Building Technologies includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. Our customers are typically the owners or tenants of buildings. Revenue generated from these products has not been material to date.

Some of our View Smart Building Technologies contracts offer software as a service pricing, which includes the use of our software applications, as a service, typically billed on a monthly or annual basis. The Company’s contracts associated with these products, including implementation, support and other services, represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service. Revenue on these services is recognized over the contract period. Revenue recognized for these contracts has not been material to date.
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
The primary factor that impacts our cost of revenue as a percentage of revenues is the significant base operating costs that we incur as a result of our investment in manufacturing capacity to provide for future demand. At current production volume, these significant base operating costs result in higher costs to manufacture each IGU when compared to the sales price per IGU. As demand for our products increases and we achieve higher production yields, our cost of revenue as a percentage of revenue will decrease. Additional factors that impact our cost of revenue as a percentage of revenues include manufacturing efficiencies, cost of material, and mix of products. We expect to continue to incur significant base operating costs that will be absorbed over larger volumes of production as we scale our business.
Beginning in 2021 with our new View Smart Building Platform offering, cost of revenues also includes the cost of subcontractors engaged to fabricate and unitize the specific smart glass products.and for installation of IGUs and smart building infrastructure components. Further, and in contrast to View Smart Glass contracts in which losses associated with IGUs are recognized over time, our cost of revenue for our Smart Building Platform contracts includes the recognition of contract losses recorded upfront at contract execution within an initial loss accrual when the total current estimated costs for these contracts exceeds total contracted revenue. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. Given the growing nature of our business, we incur significant base operating costs attributable to our IGU production costs, which is a significant factor to the losses on these contracts. As we continue to ramp up our manufacturing volumes, we expect to absorb these base operating costs over larger volumes of production; therefore, we expect that the contract loss for individual contracts will decrease over time as a percentage of the total contract value. These economies of production have not been realized to date and the total amount of contract losses may not decrease in the near term as we continue to grow this business.
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software, that are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in the development of new products and offerings. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses consist primarily of salaries and related personnel expenses, including stock-based compensation, costs related to sales and marketing, finance, legal and human resource functions, contractor and professional services fees, audit and compliance expenses, insurance costs, advertising and promotional expenses and general corporate expenses, including facilities and information technology expenses.
We expect our selling, general, and administrative expenses to increase in absolute dollars for the foreseeable future as we scale headcount to grow our presence in key geographies to support our customers and growing business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and Nasdaq, legal, audit, higher expenses for directors and officer insurance, investor relations activities, and other administrative and professional services. Over time, we expect our selling, general and administrative expenses to decline as a percentage of revenue.
Interest Income
Interest income consists primarily of interest received or earned on our cash and cash equivalents balances.

Interest Expense

Interest expense consists primarily of interest paid on our debt facilities and amortization of debt discounts and issuance costs.

Other Expense, Net

Other expense, net primarily consists of penalties we expect to incur for the settlement of an environmental matter in 2021, foreign exchange gains and losses, and realized gains and losses from the sale of short-term investments.
Gain on Fair Value Change, Net
Our Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain (loss) on fair value change, net in the condensed consolidated statements of operations. The redeemable convertible preferred stock warrants were converted to common stock as a result of the Merger. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the Warrants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt comprises a loss arising from the extinguishment of debt as a result of repayment in full of our revolving debt facility in fiscal year 2021.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
		(As Restated)				(As Restated)
Revenue	$16,926	$5,647	$11,279	199.7%	$26,695	$14,679	$12,016	81.9%
Costs and expenses:
Cost of revenue	49,610	35,834	13,776	38.4%	85,789	72,297	13,492	18.7%
Research and development	21,040	13,361	7,679	57.5%	37,610	36,449	1,161	3.2%
Selling, general, and administrative	34,633	16,596	18,037	108.7%	56,333	37,960	18,373	48.4%
Total costs and expenses	105,283	65,791	39,492	60.0%	179,732	146,706	33,026	22.5%
Loss from operations	(88,357)	(60,144)	(28,213)	46.9%	(153,037)	(132,027)	(21,010)	15.9%
Interest and other income (expense), net:
Interest income	15	41	(26)	(63.4)%	20	486	(466)	(95.9)%
Interest expense	(331)	(6,146)	5,815	(94.6)%	(5,639)	(11,431)	5,792	(50.7)%
Other expense, net	(4,978)	(80)	(4,898)	6,122.5%	(6,420)	(105)	(6,315)	6,014.3%
Gain (loss) on fair value change, net	(2,065)	(3,068)	1,003	(32.7)%	5,348	1,360	3,988	293.2%
Loss on extinguishment of debt	—	—	—	*	(10,018)	—	(10,018)	*
Interest and other income (expense), net	(7,359)	(9,253)	1,894	(20.5)%	(16,709)	(9,690)	(7,019)	72.4%
Loss before benefit (provision) of income taxes	(95,716)	(69,397)	(26,319)	37.9%	(169,746)	(141,717)	(28,029)	19.8%
Benefit (provision) for income taxes	(4)	(98)	94	(95.9)%	(9)	(103)	94	(91.3)%
Net and comprehensive loss	$(95,720)	$(69,495)	$(26,225)	37.7%	$(169,755)	$(141,820)	$(27,935)	19.7%

*not meaningful
Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended June 30				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Smart Glass	$11,580	$5,647	$5,933	105.1%	$19,795	$14,679	$5,116	34.9%
Percentage of total revenue	68.4%	100.0%			74.2%	100.0%
Smart Building Platform	5,136	—	$5,136	100.0%	5,136	—	$5,136	100.0%
Percentage of total revenue	30.3%	—%			19.2%	—%
Smart Building Technologies	210	—	210	100.0%	1,764	—	1,764	100.0%
Percentage of total revenue	1.2%	—%			6.6%	—%
Total	$16,926	$5,647	$11,279	199.7%	$26,695	$14,679	$12,016	81.9%

The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
United States	$12,053	$5,322	$6,731	126.5%	$21,718	$14,009	$7,709	55.0%
Percentage of total revenue	71.2%	94.2%			81.4%	95.4%
Canada	4,403	299	4,104	1,372.6%	4,507	620	3,887	626.9%
Percentage of total revenue	26.0%	5.3%			16.9%	4.2%
Other	470	26	444	1,707.7%	470	50	420	840.0%
Percentage of total revenue	2.8%	0.4%			1.8%	0.3%
Total	$16,926	$5,647	$11,279	199.7%	$26,695	$14,679	$12,016	81.9%
Our total revenue increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year. This increase was primarily driven by higher volumes due to increased customer demand for Smart Glass, expanded revenues associated with the new View Smart Building Platform offering. The increased demand is attributable to a continued increase in market awareness of our products and stronger relationships with our ecosystem partners.
Costs and Expenses
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Cost of revenue	$49,610	$35,834	$13,776	38.4%	$85,789	$72,297	$13,492	18.7%
Cost of revenue increased during the three and six months ended June 30, 2021 compared to the same period in the prior year, mainly due to contract losses associated with View Smart Building Platform contracts, where total estimated costs exceeded total contracted revenue at the time of contract execution and an upfront loss was recognized as cost of revenue within an initial loss accrual prior to any costs actually being incurred on the contract. The balance of estimated contract losses for work that had not yet been completed totaled $11.5 million as of June 30, 2021. In addition to the contract loss accruals, our cost of sales were driven by higher volume of IGU production and CSS shipments associated with the increased customer demand for Smart Glass and Smart Building Platform products. Additionally, subcontractor costs related to framing, unitization and installation were incurred during the quarter ended June 30, 2021, consistent with the recognition of revenue for the new View Smart Building Platform offering.
During the three months ended June 30, 2021 and 2020, the Company recorded $6.1 million and $3.3 million, respectively, to reserve for excess and obsolete inventories and adjust ending inventories to net realizable value. During the six months ended June 30, 2021 and 2020, the Company recorded $0.1 million and $4.2 million, respectively, to reserve for excess and obsolete inventories and adjust ending inventories to net realizable value. Cost of revenue for the three months ended June 30, 2021 and June 30, 2020 included $1.3 million and $0.6 million of stock-based compensation expense, respectively. Cost of revenue for the six months ended June 30, 2021 and June 30, 2020 included $2.2 million and $1.1 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Research and development	$21,040	$13,361	$7,679	57.5%	$37,610	$36,449	$1,161	3.2%
Research and development expenses increased during the three months ended June 30, 2021 compared to the same period in 2020. Management views research and development spending as a critical factor for competing in the applicable markets. The increase was primarily due to increased spending for enhancement of existing products and development of new products, as well as higher levels of stock-based compensation expense.
Research and development expenses were relatively flat during the six months ended June 30, 2021 compared to the same period in 2020, as our first quarter 2020 expenses included significant spend ahead of the release of our Gen4 product.

Research and development expenses for the three months ended June 30, 2021 and June 30, 2020 included $2.6 million and $0.6 million of stock-based compensation expense, respectively. Research and development expenses for the six months ended June 30, 2021 and June 30, 2020 included $3.5 million and $3.5 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Selling, general and administrative	$34,633	$16,596	$18,037	108.7%	$56,333	$37,960	$18,373	48.4%
Selling, general, and administrative expenses increased during the three and six months ended June 30, 2021 compared to the same period in the prior year, primarily due to an increase in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger, as well as costs associated with being a public company.
The increase during the six months ended June 30, 2021 was also driven by stock-based compensation, partially offset by a decrease in cash compensation cost due to lower headcount, as well as legal and accounting fees incurred for the Company’s Merger and initial public offering, and ongoing public company expenses.
Selling, general, and administrative expenses for the three months ended June 30, 2021 and June 30, 2020 included $18.3 million and $5.7 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the six months ended June 30, 2021 and June 30, 2020 included $27.0 million and $11.4 million of stock-based compensation expense, respectively.
Interest and Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Interest income	$15	$41	$(26)	(63.4)%	$20	$486	$(466)	(95.9)%
Interest expense	(331)	(6,146)	5,815	(94.6)%	(5,639)	(11,431)	5,792	(50.7)%
Other expense, net	(4,978)	(80)	(4,898)	6,122.5%	(6,420)	(105)	(6,315)	6,014.3%
Gain (loss) on fair value change, net	(2,065)	(3,068)	1,003	(32.7)%	5,348	1,360	3,988	293.2%
Loss on extinguishment of debt	$—	$—	$—	*	$(10,018)	$—	$(10,018)	*

*not meaningful
Interest Income
Interest income did not fluctuate materially during the three and six months ended June 30, 2021 compared to the same period in the prior year.
Interest Expense
Interest expense decreased during the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to the full repayment of the revolving debt facility at Closing, resulting in lower interest expense.
Other Expense, Net
Other expense, net increased during the three and six months ended June 30, 2021 compared to the same periods in the prior year primarily due to $5.0 million of penalties incurred in conjunction with a settlement between View and the United States government to resolve claims and charges against View relating to its discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” for further discussion of this matter.
Gain (Loss) on Fair Value Change, Net
The gain (loss) on fair value change, net during the three and six months ended June 30, 2021 was primarily related to changes in the fair value of our sponsor earn-out liability. The gain (loss) on fair value change, net during the three and six months ended June 30, 2020 was primarily related to changes in the fair value of our redeemable convertible preferred stock warrants prior to conversion to common stock.
Loss on extinguishment of debt
During the six months ended June 30, 2021, the Company recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision for Income Taxes
For the three and six months ended June 30, 2021 and June 30, 2020, the Company’s income tax expense was immaterial.
Liquidity and Capital Resources
As of June 30, 2021, we had $451.4 million in cash and cash equivalents and $413.3 million in working capital. The Company’s accumulated deficit totaled $2,084.1 million as of June 30, 2021. For the six months ended June 30, 2021, we had a net loss of approximately $169.8 million and negative cash flows from operations of approximately $125.2 million. In addition, for the six months ended June 30, 2020, we had a net loss of approximately $141.8 million and negative cash flows from operations of approximately $82.6 million. The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Quarterly Report on Form 10-Q.
While the Company intends to raise additional capital, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations and will increase the cost of capital due to interest payment requirements. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.

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
Our total current liabilities as of June 30, 2021 are $165.4 million, including $9.0 million accrued as estimated loss on our Smart Building Platform contracts. Our long term liabilities as of June 30, 2021 that will come due during the next 12 months from the date of the issuance of this Quarterly Report on Form 10-Q include $4.4 million in operating and capital lease payments, $6.3 million in estimated settlements of warranty liabilities and $0.7 million for the next semi-annual payment on our Term Loan. In addition, as disclosed in Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, we have an agreement with one customer that could result in the issuance of cash for a promissory note in the amount of up to $10 million over the next 12 months.
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
Debt
Term Loan
As of June 30, 2021, we had $15.4 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of June 30, 2021, $0.7 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $14.7 million has been classified as a long term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of June 30, 2021, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of June 30, 2021, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(125,168)	$(82,559)
Net cash (used in) provided by investing activities	(5,820)	5,295
Net cash provided by financing activities	516,122	94,864
Cash Flows from Operating Activities
Net cash used in operating activities was $125.2 million for the six months ended June 30, 2021. The most significant component of our cash used during this period was a net loss of $169.8 million adjusted for non-cash charges of $32.7 million related to stock-based compensation, $14.0 million related to depreciation and amortization, loss on extinguishment of debt of $10.0 million partially offset by $5.3 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This loss was increased by net cash outflows of $7.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to $7.8 million increase in inventory, prepaid and other operating assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering, a $3.4 million decrease in accounts payable due to timing of payments to our suppliers and an increase of $0.7 million in accounts receivable as a result of increased revenue and timing of collections. These increases to cash outflows were offset by a $2.5 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers and a decrease in accrued compensation, expenses and other liabilities of $1.5 million as a result of an increase in accruals for expenses also consistent with the growth of operations.
Net cash used in operating activities was $82.6 million for the six months ended June 30, 2020. The most significant component of our cash used during this period was a net loss of $141.8 million adjusted for non-cash charges of $16.0 million related to stock-based compensation, $12.9 million related to depreciation and amortization partially offset by $1.4 million non-cash gain related to change in fair value of our redeemable convertible preferred stock warrant liability. This was offset by net cash inflows of $30.5 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $22.6 million decrease in prepaid and other assets driven by $22.5 million cash collected on a malpractice legal settlement from one of our former attorneys, a decrease of $6.6 million in accounts receivable due to timing of collections, and an increase of $2.1 million due to reduction in accrued compensation, expenses and other liabilities, partially offset by an increase of $0.5 million in inventories.
Cash Flows from Investing Activities
Net cash used in investing activities was $5.8 million for the six months ended June 30, 2021, which was due to purchases of property, plant and equipment.
Net cash provided by investing activities was $5.3 million for the six months ended June 30, 2020, which was primarily due to the proceeds from the maturity of short-term investments of $32.9 million offset by purchases of property, plant and equipment of $27.6 million primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $516.1 million for the six months ended June 30, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
Net cash used in financing activities was $94.9 million for the six months ended June 30, 2020, which was primarily due to proceeds from draws related to revolving debt facility of $172.1 million as reduced by repayments of $76.7 million under the same facility and other debt and payment of capital lease obligations of $0.7 million.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in View’s 2021 Annual Report on Form 10-K filed on June 15, 2022 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.
The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the three and six months ended June 30, 2021. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
We believe the following accounting estimates to be most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.
Revenue Recognition
View Smart Glass
We have historically generated revenue as a materials provider from (i) the manufacturing and sale of View Smart Glass IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the View Smart Glass controls, software and services (“CSS”), which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company.
Our contracts to deliver IGUs contain multiple performance obligations for each customized IGU. Revenue is recognized over time as each IGU is manufactured. While management judgment is required in estimating the future costs necessary to complete each IGU, the amount of work in process at the end of any financial reporting period has historically been insignificant. The Company therefore does not consider this a significant estimate.

Our contracts to deliver CSS contain multiple performance obligations for each promise in the CSS arrangement. Transaction price is allocated among the performance obligations in a manner that reflects the consideration that we expect to be entitled to for the promised goods or services based on standalone selling prices (“SSP”). Management judgment is required in determining SSP for contracts that contain products and services for which revenue is recognized both over time and at a point in time, and where such revenue recognition transcends multiple financial reporting periods due to the timing of delivery of such products and services. SSP is estimated based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we apply judgment to estimate it taking into account available information, such as internally approved pricing guidelines with respect to geographies, customer type, internal costs, and gross margin objectives, for the related performance obligations. We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. The allocation of transaction price for CSS contracts with performance obligations that cross multiple periods has not historically risen to a level that could have a material impact to reported revenues. The Company therefore does not consider this a significant estimate.
View Smart Building Platform
During 2021, we entered into and commenced work on the first contract under our new offering, View Smart Building Platform, a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, and installation of the completed smart glass windows and CSS components into a fully functional Smart Building Platform. We enter into contracts to provide our View Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or the general contractor acting on behalf of our customers.
In contrast to the View Smart Glass product delivery method, View is the principal party responsible for delivering the fully integrated Smart Building Platform. In doing so, View takes responsibility for all activities needed to fulfill its single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is View’s responsibility for performing an essential and significant service of integrating each of the inputs of its completed solution. These inputs include View’s smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by View to work on its behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted. View’s integration services also include the activities of installing, commissioning and testing the Smart Building Platform to enable the transfer of a complete and operational system. The Company also uses subcontractors it selects and hires for portions of the installation labor. Given that View is responsible for providing the service of integrating each of the inputs into a single combined output, View controls that output before it is transferred to the customer and accordingly, View is the principal in the arrangement and will recognize the entire arrangement fee as its revenue, with any fees that View pays to its subcontractors recognized in its cost of revenue.
The pricing for a Smart Building Platform project is primarily driven by the make-up, size, shape, total units of the IGU, associated CSS, and costs associated with the management and performance of system design, fabrication, unitization and installation efforts. View assumes the risk of delivery and performance of the Smart Building Platform to its customer, and manages this through three key elements to ensure a pleasant end-user experience: 1) View has a contractual right and obligation to direct the activities of the subcontractors; 2) View performs quality inspections; and 3) View engages qualified personnel to protect the company’s interest and direct the actions of the subcontractors. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
Our View Smart Building Platform contracts to deliver a fully installed and functioning smart window curtain wall platform are typically considered one performance obligation that is satisfied as construction progresses. We recognize revenue over time as we provide services to satisfy our performance obligation. These contracts are typically long-term in nature and services are provided over an extended period transcending multiple financial reporting periods. We generally use a cost-to-cost input method to measure progress as it best depicts how control transfers to our customers.
The estimates used in the cost-to-cost input method are based on a comparison of the contract expenditures incurred to the estimated final costs. We believe the cost-to-cost input method is a faithful depiction of the transfer of goods and services as changes in job performance and estimated profitability, which result in revisions to costs and income, are recognized in the period in which the revisions are determined. When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which we enter into the contract and adjusted periodically as estimates are revised.
The estimated future costs associated with the View Smart Building Platform contracts are a critical estimate when determining timing and amount of revenue recognition. Such costs are primarily related to the future cost to manufacture and source the smart glass IGUs and CSS components, future subcontractor costs associated with the fabrication, unitization and installation of the framing of the IGUs, future subcontractor costs to install the completed smart glass windows and CSS components, and future personnel costs associated with construction management. The costs to manufacture the smart glass IGUs are based on future production costs for IGUs, which take into consideration the Company’s expectations regarding future reductions in the total cost due to planned cost savings, as well as fixed cost absorption as production increases. In addition, the impacts of delays of the contract, change orders and supply chain issues may impact the total future costs incurred for each project. Actual total costs incurred to date are subject to review by the customer or one of its representatives, which assists management in validating these actual costs used in the determination of timing and amount of revenue recognition.
If actual costs differ substantially from the Company’s estimates, revisions to the estimated loss associated with the project is recognized in the period incurred and could also result in changes to the estimated contract loss accrual. The total change in estimated costs from initial estimates were not material for the six months ended June 30, 2021. There were no Smart Building Platform contracts during the six months ended June 30, 2020. If there were a 10% change in future estimated costs for all Smart Building Platform contracts as of June 30, 2021, the impact to Cost of revenue would be approximately $4.0 million.
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
The Company monitors the cost to fulfill warranty obligations and may make revisions to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. This warranty liability is based on estimates of failure rates and future replacement costs that are updated periodically, taking into consideration inputs such as changes in the number of failures compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. Management judgment is necessary to estimate the future cost of servicing warranty claims. This estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. If estimated future costs are 10% higher than projected, the Company's warranty liability associated with these affected IGUs would be approximately $4.0 million higher than that recorded as of June 30, 2021.
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

Impairment of Long-Lived Assets

We regularly review our long-lived assets for triggering events or other circumstances that could indicate impairment. If such events arise, we compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets.

The amount and timing of any impairment charges requires the estimation of future cash flows based on management’s best estimates and projections of certain key factors, including future selling prices and volumes, operating and material costs, various other projected operating economic factors and other intended uses of the assets. As of June 30, 2021, no triggering events or other circumstances were identified.
Stock-Based Compensation - Employee and Nonemployee Options
We measure stock-based awards, including stock options, granted to employees and nonemployees based on the estimated fair value as of the grant date. The fair value of stock options are estimated using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation expense is recognized. These inputs are subjective and generally require significant analysis and judgment to develop.

Compensation expense for stock awards only subject to service vesting conditions is recognized on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, our stock-based compensation for these awards is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Compensation cost for stock awards subject to service and market-based vesting conditions is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied. If a recipient of these awards terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated.
The following table summarizes the assumptions used in estimating the fair value of employee stock options granted during each of the periods presented:

	Six Months Ended June 30,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-6.7
Expected dividends	0%	0%
Risk-free rate	1.07%	0.4%-1.5%
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
Stock Compensation - CEO Option Award and Officer RSUs
We measure the fair value of our market condition-based CEO Option Award and Officer RSUs using a Monte Carlo simulation model that utilizes significant assumptions, including volatility, expected term, risk free rate that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Application of these approaches and methodologies involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. Changes in any or all of these estimates and assumptions or the relationships between those assumptions could have a material impact on the valuation of these awards and the related stock-based compensation expense.

The following table summarizes the assumptions used in estimating the fair value of CEO Option Award and Officer RSUs:

	CEO Option Award	Officer RSUs
Expected stock price	$9.19	$9.19
Expected volatility	54.0%	56.0%
Risk-free rate	1.59%	0.60%
Expected terms (in years)	10.0	4.0
Expected dividends	0%	0%
Discount for lack of marketability	20%	n/a
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
The following table summarizes the assumptions used in estimating the fair value of the Sponsor Earn-Out Shares at each of the relevant periods:

	June 30, 2021	March 8, 2021 (Closing Date)
Stock price	$8.48	$9.19
Expected volatility	37.30%	29.20%
Risk free rate	0.77%	0.86%
Expected term (in years)	4.7	5.0
Expected dividends	0%	0%
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

As a result of the Investigation, the Audit Committee concluded that (i) our previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) our now former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) our now former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Board of Directors and our external independent auditors regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations. In connection with these findings, our former Chief Financial Officer resigned. Given these findings, and as disclosed in the Explanatory Note and in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q, we are restating our consolidated financial statements for the years ended December 31, 2020 and 2019 and unaudited quarterly financial information for the quarter ended March 31, 2021 and for each of the quarters in the year ended December 31, 2020 to correct misstatements associated with the Investigation. For additional information on the Investigation and the Audit Committee’s findings, see the Explanatory Note.

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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as of June 30, 2021, as follows:

•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. Additionally, we did not demonstrate a commitment to integrity and ethical values. These material weaknesses contributed to the following additional material weaknesses:

◦We did not design or maintain effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to revenue and receivables, inventory, equity and derivative liabilities, warranty-related obligations, leasing arrangements, property, plant, and equipment, stock-based compensation, and period-end financial reporting.

◦We did not design or maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design or maintain: (i) program change management controls for financial systems relevant to our financial reporting to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate personnel; (iii) computer operations controls to ensure critical data interfaces between systems are appropriately identified and monitored, data backups are authorized and monitored, and restorations are tested; and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended June 30, 2021 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. "Legal Proceedings" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for additional information.
Item 1A.     Risk Factors
Please refer to Part I, Item 1A. "Risk Factors" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included in Part I, Item 1A. "Risk Factors" of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. As of June 30, 2021, 34,575 restricted stock units of the RSUs have vested.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.     Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

3.2	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.1	View, Inc. Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 14, 2021).

10.2
Forms of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

10.3
Forms of Notice of Stock Option Grant and Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

10.4
Notice of Stock Option Grant and Stock Option Agreement under the 2021 Chief Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

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