Form 10-Q
period 2021-09-30
View, Inc.
filed 2022-06-15
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021.
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
This Quarterly Report on Form 10-Q (the “Quarterly Report”) restates certain items to reflect the correction of a material misstatement in the previously issued unaudited interim condensed financial statements for the three and nine months ended September 30, 2020 financial statements related to the Company’s accounting treatment of warranty-related obligations and other immaterial prior period misstatements. The Company is also restating its audited annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K on June 15, 2022 and its unaudited financial statements for the quarterly periods ended March 31, 2020, June 30, 2020, and March 31, 2021 in connection with the filing of its Q1 2021 Form 10-Q/A and Q2 2021 Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on June 15, 2022.
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

This Quarterly Report includes the restatement of the unaudited quarterly financial statements for the three and nine months ended September 30, 2020, and the condensed consolidated balance sheet as of December 31, 2020 (the "Restated Periods"). The 2020 beginning equity has also been restated for the prior period impact. The financial information that had been previously filed or otherwise reported related to the Restated Periods is superseded by the information in this Quarterly Report on Form 10-Q and the restated 2020 and 2019 financial statements included in the 2021 Annual Report on Form 10-K being filed in conjunction with this filing; therefore, the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

The restatement is further described and the impact of the restatement is included in Note 2 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
Controls Considerations

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of September 30, 2021. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, See Part I, Item 4, Controls and Procedures of this Form 10-Q.

View, Inc.
Quarterly Report on Form 10-Q

		Page No.
Note Regarding Forward Looking Statements		4

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4.	Controls and Procedures	68

PART II. OTHER INFORMATION		72

Item 1.	Legal Proceedings	72
Item 1A.	Risk Factors	72
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73

Signatures		74

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$373,088	$63,232
Accounts receivable, net of allowances of $464 and $224 as of September 30, 2021 and December 31, 2020, respectively	19,310	12,252
Inventories	9,756	6,483
Prepaid expenses and other current assets	11,642	6,213
Total current assets	413,796	88,180
Property and equipment, net	258,414	282,560
Restricted cash	8,462	10,461
Deposits with supplier	6,975	1,084
Other assets	12,374	7,862
Total assets	$700,021	$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,423	$14,562
Accrued expenses and other current liabilities	50,714	42,150
Accrued compensation	12,487	10,827
Deferred revenue	6,201	2,649
Debt, current	735	247,248
Total current liabilities	82,560	317,436
Debt, non-current	14,695	15,430
Redeemable convertible preferred stock warrant liability	—	12,323
Sponsor earn-out liability	13,330	—
Other liabilities	56,591	56,844
Total liabilities	167,176	402,033
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of September 30, 2021; 224,409,612 shares authorized, 121,431,310 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of September 30, 2021 and $1,749,201 as of December 31, 2020	—	1,812,678
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding as of September 30, 2021; none authorized, issued and outstanding as of December 31, 2020	—	—
Common stock, $0.0001 par value; 600,000,000 and 262,797,235 shares authorized as of September 30, 2021 and December 31, 2020; 217,155,772 and 1,708,476 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22	—
Additional paid-in capital	2,711,083	89,789
Accumulated deficit	(2,178,260)	(1,914,353)
Total stockholders’ equity (deficit)	532,845	(1,824,564)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$700,021	$390,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
		(As Restated)		(As Restated)
Revenue	$18,884	$8,502	$45,579	$23,181
Costs and expenses:
Cost of revenue	51,828	22,950	137,617	95,247
Research and development	36,314	15,373	73,924	51,822
Selling, general, and administrative	38,210	16,872	94,543	54,832
Total costs and expenses	126,352	55,195	306,084	201,901
Loss from operations	(107,468)	(46,693)	(260,505)	(178,720)
Interest and other income (expense), net
Interest income	25	15	45	501
Interest expense	(312)	(7,760)	(5,951)	(19,191)
Other expense, net	100	(4)	(6,320)	(109)
Gain (loss) on fair value change, net	13,078	(3,656)	18,426	(2,296)
Loss on extinguishment of debt	—	—	(10,018)	—
Interest and other income (expense), net	12,891	(11,405)	(3,818)	(21,095)
Loss before benefit (provision) of income taxes	(94,577)	(58,098)	(264,323)	(199,815)
Benefit (provision) for income taxes	425	(34)	416	(137)
Net and comprehensive loss	$(94,152)	$(58,132)	$(263,907)	$(199,952)

Net loss per share, basic and diluted	$(0.44)	$(34.50)	$(1.64)	$(119.39)
Weighted-average shares used in calculation of net loss per share, basic and diluted	212,154,820	1,684,862	160,497,517	1,674,744
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

Nine Months Ended September 30, 2021	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances as of December 31, 2020 (As Restated)	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,914,353)	$(1,824,564)
Retroactive application of reverse recapitalization (Note 3)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted (As Restated)	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	10,463	—	10,463
Net loss	—	—	—	—	—	(74,035)	(74,035)
Balances as of March 31, 2021 (As Restated)	—	—	217,077	22	2,666,308	(1,988,388)	677,942
Issuance of common stock upon exercise of stock options	—	—	4	—	31	—	31
Vesting of restricted stock units	—	—	35	—	—	—	—
Stock-based compensation	—	—	—	—	22,274	—	22,274
Net loss	—	—	—	—	—	(95,720)	(95,720)
Balances as of June 30, 2021	—	$—	217,116	$22	$2,688,613	$(2,084,108)	$604,527
Vesting of restricted stock units	—	—	40	—	—	—	—
Stock-based compensation	—	—	—	—	22,470	—	22,470
Net loss	—	—	—	—	—	(94,152)	(94,152)
Balances as of September 30, 2021	—	$—	217,156	$22	$2,711,083	$(2,178,260)	$532,845

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) - Continued
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Nine Months Ended September 30, 2020	Shares	Amount	Shares	Amount
Balances as of December 31, 2019 (As Restated)	5,223,032	$1,812,724	71,000	$7	$60,349	$(1,664,627)	$(1,604,271)
Retroactive application of reverse recapitalization (Note 3)	(5,101,596)	—	(69,349)	(7)	7	—	—
Balances as of December 31, 2019, as converted (As Restated)	121,436	1,812,724	1,651	—	60,356	(1,664,627)	(1,604,271)
Cancellation of Series A, Series B, and Series E redeemable convertible preferred stock	(5)	(46)	—	—	46	—	46
Issuance of common stock upon exercise of stock options	—	—	28	—	149	—	149
Stock-based compensation	—	—	—	—	9,218	—	9,218
Net loss	—	—	—	—	—	(72,325)	(72,325)
Balances as of March 31, 2020 (As Restated)	121,431	1,812,678	1,679	—	69,769	(1,736,952)	(1,667,183)
Issuance of common stock upon exercise of stock options	—	—	5	—	47	—	47
Stock-based compensation	—	—	—	—	6,802	—	6,802
Net loss	—	—	—	—	—	(69,495)	(69,495)
Balances as of June 30, 2020 (As Restated)	121,431	$1,812,678	1,684	$—	$76,618	$(1,806,447)	$(1,729,829)
Issuance of common stock upon exercise of stock options	—	—	2	—	26	—	26
Stock-based compensation	—	—	—	—	6,558	—	6,558
Net loss	—	—	—	—	—	(58,132)	(58,132)
Balances as of September 30, 2020 (As Restated)	121,431	$1,812,678	1,686	$—	$83,202	$(1,864,579)	$(1,781,377)

The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
		(As Restated)
Cash flows from operating activities:
Net loss	$(263,907)	$(199,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,200	18,949
Loss on extinguishment of debt	10,018	—
Loss (gain) on fair value change, net	(18,426)	2,296
Stock-based compensation	55,207	22,578
Other	1,524	1,767
Changes in operating assets and liabilities:
Accounts receivable	(6,683)	4,705
Inventories	(3,272)	1,028
Prepaid expenses and other current assets	(7,254)	22,224
Other assets	(472)	(348)
Accounts payable	(2,226)	(3,225)
Deferred revenue	963	(435)
Accrued compensation	1,661	2,607
Accrued expenses and other liabilities	8,923	4,126
Net cash used in operating activities	(188,744)	(123,680)
Cash flows from investing activities:
Purchases of property and equipment	(15,419)	(34,711)
Maturities of short-term investments	—	32,866
Acquisition, net of cash acquired	(4,938)	—
Net cash used in investing activities	(20,357)	(1,845)
Cash flows from financing activities:
Proceeds from draws related to revolving debt facility	—	206,731
Repayment of revolving debt facility	(257,454)	(106,731)
Repayment of other debt obligations	—	(1,714)
Payments of obligations under capital leases	(520)	(1,118)
Proceeds from issuance of common stock upon exercise of stock options	403	222
Proceeds from reverse recapitalization and PIPE financing	815,184	—
Payment of transaction costs related to reverse recapitalization	(41,655)	—
Net cash provided by financing activities	515,958	97,390
Net increase in cash, cash equivalents, and restricted cash	306,857	(28,135)
Cash, cash equivalents, and restricted cash, beginning of period	74,693	148,674
Cash, cash equivalents, and restricted cash, end of period	$381,550	$120,539
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,366	$7,797
Cash paid for income taxes	28	37
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$393	$(9,655)
Conversion of redeemable convertible preferred stock to common stock	$1,812,678	$—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$7,267	$—
Common stock issued in exchange for services associated with the reverse recapitalization	$7,500	$—
Holdback related to acquisition	$1,061	$—
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
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and the cash flows for the nine months ended September

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

30, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,178.3 million as of September 30, 2021. For the nine months ended September 30, 2021, we had a net loss of approximately $263.9 million and negative cash flows from operations of approximately $188.7 million. In addition, for the nine months ended September 30, 2020, we had a net loss of approximately $200.0 million and negative cash flows from operations of approximately $123.7 million. Cash and cash equivalents as of September 30, 2021 was $373.1 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of September 30, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the nine months ended September 30, 2021, two customers represented greater than 10.0% of total revenue, each accounting for 16.1% and 11.2% of total revenue. For the nine months ended September 30, 2020, two customers represented greater than 10.0% of total revenue, each accounting for 14.4% and 10.4% of total revenue. Three customers accounted for 55.3% of accounts receivable, net as of September 30, 2021, including 24.3%, 21.0%, and 10.0%, respectively. Two customers accounted for 24.6% of accounts receivable, net as of December 31, 2020, including 13.1% and 11.5%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the nine months ended September 30, 2021, one supplier accounted for 35.0% of total purchases. For the nine months ended September 30, 2020, one supplier accounted for 45.2% of total purchases.

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

The Company is required by its bank to collateralize letters of credit issued to the Company’s lessors, suppliers, customers, utility providers, and for the Company’s purchasing card program. All amounts in restricted cash as of September 30, 2021 and December 31, 2020 represent funds held in certificates of deposit and are stated at cost, which approximates fair value. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the remaining term of the restriction.

Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Cash	$45,607	$24,657
Cash equivalents	$327,481	$38,575
Cash and cash equivalents	$373,088	$63,232
Restricted cash included in prepaid expenses and other current assets	$—	$1,000
Restricted cash	$8,462	$10,461
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$381,550	$74,693

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

Certain contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but such amounts are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At September 30, 2021 and December 31, 2020, contract assets included $1.2 million and nil, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.

Other contract assets arise when the Company recognizes revenues for performance under its contracts, but the Company is not yet entitled to bill the customer under the terms of the contract. At September 30, 2021 and December 31, 2020, these other contract assets totaled $3.8 million and $1.2 million, respectively, for revenue that has been recognized for performance, but the customer has not yet been billed. Once amounts are billed to customers, the asset is classified within Accounts Receivable, Net of Allowances.

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
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $8.9 million as of September 30, 2021.
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

The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of September 30, 2021, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the three and nine months ended September 30, 2021 and 2020.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill and Other Intangible Assets
From time to time, the Company makes acquisitions of companies related to existing, complementary or new markets. During 2021, the Company completed the acquisition of ioTium, which was immaterial to its financial position, results of operations and cash flows. The Company has not presented pro forma combined results for this acquisition because the impact on previously reported statements of operations would not have been material individually or in the aggregate. Acquisition-related costs are included in general and administrative expenses in the consolidated statements of operations and were immaterial for the three and nine months ended September 30, 2021.
On July 7, 2021, the Company acquired 100% of the outstanding stock of ioTium, the leading provider of secure, cloud-managed, software-defined IoT networks. The total purchase consideration, net of cash acquired and including deferred consideration of $1.1 million, was $7.0 million. At closing, the Company paid approximately $4.9 million in cash. Total non-cash consideration was $1.0 million and consisted of the settlement of outstanding services due to the Company from ioTium at the transaction date. As part of the purchase price allocation, the Company acquired $5.1 million of intangible assets related to developed technology, trade name, and contract backlog and $3.7 million of goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of ioTium. The goodwill was not deductible for tax purposes. The preliminary purchase price allocation is final as of September 30, 2021.
Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but reviewed for impairment as of October 1 each fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The evaluation of goodwill and other intangible assets for impairment requires the exercise of significant judgment. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 4 years using the straight-line method. Other intangible assets primarily include purchased technology.
There were no impairments of goodwill or intangible assets during the three and nine months ended September 30, 2021 and 2020. Impairment of goodwill or intangible assets may result in the future from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results.
Product Warranties
The Company provides a standard assurance type warranty that its insulating glass units (“IGUs”) will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, to date as of September 30, 2021. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $4.1 million and $5.5 million as of September 30, 2021 and December 31, 2020, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $38.6 million and $42.1 million as of September 30, 2021, and December 31, 2020, respectively, related to these IGUs.
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

	September 30, 2021	December 31, 2020

Beginning balance	$47,678	$53,296
Accruals for warranties issued	$1,232	$1,304
Changes to estimates of volume and costs	$—	$(1,002)
Settlements made	$(6,155)	$(5,920)
Ending balance	$42,755	$47,678
Warranty liability, current, beginning balance	$8,864	$8,038
Warranty liability, noncurrent, beginning balance	$38,814	$45,258
Warranty liability, current, ending balance	$7,961	$8,864
Warranty liability, noncurrent, ending balance	$34,794	$38,814
During the three months ended September 30, 2021 and 2020, the Company recorded a charge to Cost of revenues of $0.4 million and $0.3 million, respectively, related to adjustments to the warranty liability. During the nine months ended September 30, 2021 and 2020, the Company recorded a charge to Cost of revenues of $1.2 million and $0.9 million, respectively, related to adjustments to the warranty liability.
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
In addition to the warranty liabilities presented above, the Company has $1.8 million and $0.8 million included within Accrued expenses and other current liabilities in its Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively, for incremental performance obligations promised to customers in connection with IGU failures associated with the quality issue described above. There were no costs associated with these obligations for the three months ended September 30, 2021 and 2020. The costs associated with these obligations are included within Cost of revenue in the Consolidated Statement of Comprehensive Loss, and was $5.1 million and $2.7 million for the nine months ended September 30, 2021 and 2020.

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

Under View’s Smart Glass product offering, when the owner, tenant or developer of the building approves of the use of View products, a non-binding letter of understanding with the owner, tenant or developer is signed. The Company subsequently enters into the legally enforceable supplier contracts with its Smart Glass customers (i.e., glaziers for IGUs and LVEs or GCs for CSS), to deliver the Smart Glass products and services. For Smart Glass projects, the Company does not have a role in the assembly nor the installation of the framed IGUs. The design of the integrated platform, as well as assembly and installation of the IGUs and the electrical components included in the CSS is performed by the Smart Glass customers. The Company performs a commissioning service under the CSS contract after its customers have completed installation of the IGUs and CSS electrical components. Additionally, in limited circumstances, the Company contracts to provide extended or enhanced warranties of its products in addition to its standard assurance warranty, which are recognized as revenue over the respective term of the warranty period.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company's Smart Building Technologies includes a suite of products that are either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately, and (i) transform View smart windows into transparent, digital, interactive surfaces to enable immersive experiences, (ii) provide the ability to measure and optimize certain environmental variables, (iii) provide the customer the ability to self-monitor for intrusions, (iv) provide a platform to aggregate building and tenant data into a consolidated dashboard to optimize every aspect of building operations and workplace experience or (v) provide a hosted platform to facilitate smart and secure management of global networked assets. These offerings have either been internally developed by the Company, such as View Immersive Experiences, and View Sense, or have been acquired through the Company's acquisition of ioTium, such as View Security Suite. When these products are integrated into the View Smart Building Platform, such offerings are included as part of the full contract with the customer. When these products are added-on to Smart Glass contracts or sold separately, the Company contracts separately with the customer to provide such items. Revenue generated from these products has not been material to date.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recognizes revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of our contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs for a contract exceed contracted revenue, an accrual for the loss on the contract is recognized as cost of revenue at the time of contract execution. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced. During the three and nine months ended September 30, 2021, the Company recognized a total of $10.3 million and $24.5 million, respectively, for initial contract loss accruals, of which the balance of estimated contract losses for work that had not yet been completed totaled $17.0 million as of September 30, 2021. There were no Smart Building Platform contracts during the nine months ending September 30, 2020 and therefore the contract loss accrual at September 30, 2020 was nil.

Change orders are modifications of an original contract that effectively change the existing provisions of the contract without adding new provisions or terms. Change orders may include changes in specifications or designs, manner of performance, materials and period of completion of the work. Either the Company or our customers may initiate change orders. The Company has had an immaterial amount of change orders to date, and has recognized these as a contract modification when the change order is approved.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.4 million. As of September 30, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $13.3 million. The change in the fair value for the three and nine months ended September 30, 2021 was $12.8 million and $13.1 million, respectively, and is included in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. See Note 5 for further information on fair value.
Public and Private Warrants
Prior to the Merger, CF II issued 366,666 private placement warrants (“Private Warrants”) and 16,666,637 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On the consummation of the Merger, the Company recorded a liability related to the Private Warrants of $0.6 million, included in Other Liabilities, with an offsetting entry to additional paid-in capital. Subsequent changes to the fair value of the Private Warrants were not material and recorded in the condensed consolidated statement of comprehensive loss as part of Interest and other income (expense) for the three and nine months ended September 30, 2021. See Note 5 for further information on fair value.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), which requires entities to recognize and measure contract assets and contract liabilities in a business combination as if the acquirer entered into the original contract at the same time and the same date as the acquiree. The amendment improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This standard is effective for fiscal periods beginning after December 15, 2022. The Company early adopted this standard as of the third quarter of 2021 and it did not have a material impact on the condensed consolidated financial statements.
Recent Accounting Pronouncements, Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), and has since issued several updates, amendments, and technical improvements to ASU 2016-2. The guidance requires recognition of lease right-of-use (“ROU”) assets and lease liabilities by lessees for those leases previously classified as operating. The standard also requires additional disclosures about

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

leasing arrangements related to discount rates, lease terms, and the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 was originally effective for the Company's financial statements issued for fiscal years beginning after December 15, 2021 as the Company has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. As of September 30, 2021, the Company expects to lose its status as an emerging growth company by the end of the fiscal year and expects to adopt this guidance for the annual period beginning January 1, 2021 using the optional transition method. Under the optional transition method, the Company will adopt the standard in a period subsequent to that presented herein but will account for the standard from the beginning of the period presented upon adoption. The adoption of this guidance will result in recognition of ROU assets of approximately $23.7 million and lease liabilities of $28.8 million for our operating leases and ROU assets of $1.8 million and lease liabilities of $1.8 million for our finance leases at January 1, 2021.
In June 2016, FASB issued an ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326.The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The ASU is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. As of September 30, 2021, the Company expects to lose its status as an emerging growth company by the end of the fiscal year and expects to adopt this guidance for the annual period beginning January 1, 2021 using the optional transition method. Under the optional transition method, the Company will adopt the standard in a period subsequent to that presented herein but will account for the standard from the beginning of the period presented upon adoption. The adoption of this guidance will not have a material impact on the condensed consolidated financial statements.
In August 2020, the FASB issued No. ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether this guidance will have a significant impact on its condensed consolidated financial statements.
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

As a result of the Investigation, the Audit Committee concluded that (i) the Company’s previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) the Company’s former Chief Financial Officer and certain former accounting staff negligently failed to properly

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

record the liabilities for warranty-related obligations and cost of revenue, and (iii) the Company’s former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Company's Board of Directors and the independent auditors, regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations when replacing the IGUs. Specifically, the Company had inappropriately excluded from the warranty obligation the installation labor and freight costs that it had incurred, and expected to continue to incur, when replacing the IGUs. It was also determined that partially offsetting the misstatement which understated the warranty obligation was another misstatement resulting in an overestimate in the estimated failure rates of the impacted IGUs. As a result of these material misstatements, the Company’s warranty liabilities were understated by $25.0 million as of December 31, 2020 and the Company’s Cost of Revenue and Net Loss were overstated by $1.2 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, as well as understated by $25.0 million for the periods prior to 2020, which has been corrected for as an adjustment to Accumulated Deficit as of December 31, 2019.

As a result of the Investigation, the Company has not previously filed its Q3 2021 Quarterly Report on Form 10-Q. However, the unaudited quarterly financial statements as of September 30, 2020 and for the nine months then ended have been previously presented in (i) the unaudited quarterly financial statements as of September 30, 2020 and for the nine months then ended within the Company's Form S-4 filed with the SEC on December 23, 2020 and as a part of (ii) the audited financial statements as of December 31, 2020 and the year then ended within the Company's Form 8-K filed with the SEC on March 12, 2021. Accordingly, the Company is restating the accompanying financial statements as of December 31, 2020 and for the three and nine months ended September 31, 2020. The Company has also restated its audited annual financial statements for the years ended December 31, 2020 and 2019 in connection with the filing of its 2021 Form 10-K filed with the SEC on June 15, 2022, its unaudited quarterly financial statements as of March 31, 2021 and 2020 and for the three months then ended in connection with the filing of its Q1 2021 Form 10-Q/A filed with the SEC on June 15, 2022 and its unaudited quarterly financial statements as of June 30, 2020 and for three and six months then ended in connection with the filing of its Q2 2021 Form 10-Q filed with the SEC on June 15, 2022.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended September 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$8,708	$—	$(206)	(c)	$8,502
Costs and expenses:
Cost of revenue	22,453	(1,157)	1,654	(a), (d), (e)	22,950
Research and development	15,550	—	(177)	(a), (e)	15,373
Selling, general, and administrative	20,799	—	(3,927)	(a), (b), (e)	16,872
Total costs and expenses	58,802	(1,157)	(2,450)		55,195
Loss from operations	(50,094)	1,157	2,244		(46,693)
Interest and other income (expense), net
Interest income	15	—	—		15
Interest expense	(7,760)	—	—		(7,760)
Other expense, net	(4)	—	—		(4)
Gain (loss) on fair value change, net	(3,656)	—	—		(3,656)
Interest and other income (expense), net	(11,405)	—	—		(11,405)
Loss before benefit (provision) of income taxes	(61,499)	1,157	2,244		(58,098)
Benefit (provision) for income taxes	(34)	—	—		(34)
Net and comprehensive loss	$(61,533)	$1,157	$2,244		$(58,132)
Net loss per share, basic and diluted	$(36.52)	$0.69	$1.33		$(34.50)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,684,862	—	—		1,684,862

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	$24,539	$—	$(1,358)	(c), (e)	$23,181
Costs and expenses:
Cost of revenue	91,825	(3,602)	7,024	(a), (d), (e)	95,247
Research and development	50,344	—	1,478	(a), (e)	51,822
Selling, general, and administrative	62,835	—	(8,003)	(a), (b), (e)	54,832
Total costs and expenses	205,004	(3,602)	499		201,901
Loss from operations	(180,465)	3,602	(1,857)		(178,720)
Interest and other income (expense), net
Interest income	501	—	—		501
Interest expense	(19,191)	—	—		(19,191)
Other expense, net	(109)	—	—		(109)
Gain (loss) on fair value change, net	(2,296)	—	—		(2,296)
Interest and other income (expense), net	(21,095)	—	—		(21,095)
Loss before benefit (provision) of income taxes	(201,560)	3,602	(1,857)		(199,815)
Benefit (provision) for income taxes	(137)	—	—		(137)
Net and comprehensive loss	$(201,697)	$3,602	$(1,857)		$(199,952)
Net loss per share, basic and diluted	$(120.43)	$2.15	$(1.11)		$(119.39)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,674,744	—	—		1,674,744

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(201,697)	$3,602	$(1,857)	(a), (b), (c), (d), (e)	$(199,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,642	—	1,307	(a)	18,949
Loss (gain) on fair value change, net	2,296	—	—		2,296
Stock-based compensation	22,578	—	—		22,578
Other	1,767	—	—		1,767
Changes in operating assets and liabilities:
Accounts receivable	3,614	—	1,091	(e)	4,705
Inventories	1,028	—	—		1,028
Prepaid expenses and other current assets	23,260	—	(1,036)	(b), (e)	22,224
Other assets	—	—	(348)	(e)	(348)
Accounts payable	(3,225)	—	—		(3,225)
Deferred revenue	(1,028)	—	593	(c)	(435)
Accrued compensation	4,638	—	(2,031)	(b)	2,607
Accrued expenses and other liabilities	5,447	(3,602)	2,281	(d), (e)	4,126
Net cash used in operating activities	$(123,680)	$—	$—		$(123,680)
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(8,616)	$—	$(1,039)	(e)	$(9,655)
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Products	$17,684	$7,990	$44,209	$21,879
Services	1,200	512	1,370	1,302
Total	$18,884	$8,502	$45,579	$23,181
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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Smart Glass	$8,410	$8,502	$28,205	$23,181
Smart Building Platform	9,876	—	15,012	—
Smart Building Technologies	598	—	2,362	—
Total	$18,884	$8,502	$45,579	$23,181
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

Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments have not been material for the three and nine months ended September 30, 2021.

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
The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
United States	$15,682	$7,856	$37,400	$21,865
Canada	2,968	574	7,475	1,194
Other	234	72	704	122
Total	$18,884	$8,502	$45,579	$23,181
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as September 30, 2021 was $10.5 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that we have billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of September 30, 2021 and December 31, 2020 were $4.3 million and $1.2 million, respectively, and were included in other current assets. The increase in 2021 primarily relates to contract assets associated with View’s Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of September 30, 2021 and December 31, 2020 were $0.7 million and nil, respectively, and were included in other assets.
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

Revenue recognized during the three and nine months ended September 30, 2021 and 2020, which was included in the opening contract liability balance as of December 31, 2020 and 2019, respectively, was insignificant in each period.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.Fair Value
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$327,482	$—	$—	$327,482
Total cash equivalents	327,482	—	—	327,482
Restricted cash:
Certificates of deposit		8,462	—	8,462
Total assets measured at fair value	$327,482	$8,462	$—	$335,944

Private warrants liability	$—	$—	$332	$332
Sponsor earn-out liability	—	—	13,330	13,330
Total liabilities measured at fair value	$—	$—	$13,662	$13,662

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,574	$—	$—	$38,574
Total cash equivalents	38,574	—	—	38,574
Restricted cash:
Certificates of deposit	—	11,461	—	11,461
Total assets measured at fair value	$38,574	$11,461	$—	$50,035

Redeemable convertible preferred stock warrants	$—	$—	$12,323	$12,323
Total liabilities measured at fair value	$—	$—	$12,323	$12,323
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Private Warrants	Sponsor Earn-out Liability	Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2020	$—	$—	$12,323
Additions during the period	589	26,443	—
Change in fair value	(257)	(13,113)	(5,056)
Reclass to additional paid-in-capital upon Closing	—	—	(7,267)
Balance as of September 30, 2021	$332	$13,330	$—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Private Warrants	$307	$—	$257	$—
Sponsor Earn-out Liability	12,771	—	13,113	—
Redeemable Convertible Preferred Stock Warrants	—	(3,656)	5,056	(2,296)
Gain (loss) on fair value change, net	$13,078	$(3,656)	$18,426	$(2,296)
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
The market-based assumptions used in the valuations include the following:

	March 8, 2021 (Closing Date)	December 31, 2020
Expected volatility	52%-75%	70%
Expected term (in years)	0.08-7.71	2.0
Expected dividends	0%	0%
Risk-free rate	0.04%-1.28%	0.1%
Discount for lack of marketability	5.0%-33.0%	11%-55%
Valuation of Sponsor Earn-Out liability
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	September 30, 2021	March 8, 2021 (Closing Date)
Stock price	$5.42	$9.19
Expected volatility	48.40%	29.20%
Risk free rate	0.87%	0.86%
Expected term (in years)	4.4	5.0
Expected dividends	0%	0%
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
Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2021	March 8, 2021 (Closing Date)
Stock price	$5.42	$9.19
Expected volatility	48.40%	29.20%
Risk free rate	0.76%	0.73%
Expected term (in years)	3.9	4.5
Expected dividends	0%	0%
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
In January 2019, the Company entered into an industrial facility operating lease with IDIG Crossroads I, LLC for manufacturing space of 510,350 square feet in Olive Branch, Mississippi with expiration on February 28, 2029. The lease required a security deposit in the amount of $1.1 million as of December 31, 2020, which was recorded as other assets on the condensed consolidated balance sheet. In April 2021, the Company terminated this operating lease that had total future minimum rental payments of $19.5 million, which were excluded from the table below. There was no security deposit as of September 30, 2021 related to this lease.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2021, the future minimum rental payments under all operating leases are as follows (in thousands):

Year Ending December 31,	Operating Leases
2021 (remaining three months)	$1,385
2022	5,618
2023	5,750
2024	5,887
2025	6,026
Thereafter	15,230
Total minimum lease payments	$39,896
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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of September 30, 2021 and December 31, 2020, the total value of the letters of credit issued by the bank are $8.5 million and $11.5 million, respectively. No amounts have been drawn under the standby letter of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws are limited to amounts incurred by subcontractors contracted by View in relation to the project. The note is not a revolving facility, which means that outstanding amounts under the note that are repaid cannot be re-borrowed. The promissory note has a maturity date set at the fourth anniversary of the date of the first advance to the customer. The promissory note bears no interest during the period between the first advance to the customer and the maturity date, with interest increasing to an annual rate of 3.5% thereafter. As of September 30, 2021, the customer has made zero advances on the promissory note.
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
The balance of the litigation settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	September 30, 2021	December 31, 2020
Litigation settlement liability - current	$3,000	$3,000
Litigation settlement liability - non-current	7,533	9,658
Total litigation settlement liability	$10,533	$12,658

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

The Company accrues a charge when management determines that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, the Company records an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, the Company records the lowest amount in the estimated range of loss and discloses the estimated range. The Company does not record liabilities for reasonably possible loss contingencies but does disclose a range of reasonably possible losses if they are material and the Company is able to estimate such a range. If the Company cannot provide a range of reasonably possible losses, the Company explains the factors that prevent it from determining such a range. The Company regularly evaluates current information available to it to determine whether an accrual should be established or adjusted. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2021.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2021.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2021.

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

The Company has recognized nil and $5.0 million of penalties incurred in conjunction with this settlement within Other expense, net, for the three and nine months ended September 30, 2021, respectively, which is included within Accrued expenses and other current liabilities as of September 30, 2021.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate	September 30, 2021	December 31, 2020
Term loan, due June 30, 2032	0%	$15,430	$15,430
Revolving debt facility, repaid on March 8, 2021	LIBOR+9.05%	—	250,000
Debt discount		—	(2,752)
Total debt		15,430	262,678
Debt, current		735	247,248
Debt, non-current		$14,695	$15,430
Principal payments on all debt outstanding as of September 30, 2021 are estimated as follows (in thousands):

Year Ending December 31,	Total
2021 (remaining three months)	$—
2022	1,470
2023	1,470
2024	1,470
2025	1,470
Thereafter	9,550
Total	$15,430
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
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of September 30, 2021, the Company was in compliance with these covenants.
Revolving Debt Facility
In October 2019, the Company entered into a secured revolving debt facility pursuant to which the Company may draw amounts in a maximum aggregate principal amount of $200.0 million until January 3, 2020 and $250.0 million after such date, for the purpose of paying payables and other corporate obligations. In October 2019, the Company drew a principal amount of $150.0 million under the facility with weekly maturity dates ranging from 8 days to 364 days. In May 2020, the Company drew the remaining principal amount of $100.0 million available under the facility, which was repayable on May 1, 2021. The facility's original expiration was October 22, 2023, at which time all drawn amounts were to be repaid in full. The interest rate applicable to amounts outstanding under the facility was LIBOR, plus 9.05%. As security for the payment and performance of all obligations under the facility, the Company granted the finance provider a security interest in substantially all of the Company's assets.

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
8.Stockholders’ Equity
Legacy View Redeemable Convertible Preferred Stock

Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Immediately prior to the Merger, each outstanding share of Legacy View redeemable convertible preferred stock converted to Legacy View common stock on a 1:1 conversion ratio. Upon Closing, each issued and outstanding share of Legacy View common stock was cancelled and the holders thereof in exchange received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. As such, as of September 30, 2021, the Company has no redeemable convertible preferred stock outstanding. See Note 3 for additional information regarding the reverse recapitalization.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2021, the Company had 217,155,772 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2021, no shares of View, Inc. Preferred Stock were issued and outstanding.
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
9.Stock Warrants
Public and Private Warrants
Prior to the Merger, CF II issued 366,666 Private Warrants and 16,666,637 Public Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively.
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
As of September 30, 2021, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued by Legacy View	Number of Warrants September 30, 2021 (As converted)	Number of Warrants December 31, 2020 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	45,207	161,457	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	—	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	—	11.50	Through March 2026
	Total stock warrants	20,311,920	3,394,867
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The options assumed under the 2021 Plan (defined below) generally vest 20% upon completion of one year of service and 1/60 per month thereafter or vest 25% upon completion of one year of service and 1/48 per month thereafter and generally expire 10 years from the date of grant.
2021 Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of September 30, 2021, the Company had 16,017,950 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2020	1,071,605	$0.22	7.6	$20,564
Retroactive application of reverse recapitalization	(1,046,690)
Balance as of December 31, 2020, as converted	24,915	$9.32	7.6	$20,564
Options granted	5,000	10.00
Exercised	(190)	9.04
Canceled/forfeited	(566)	9.13
Outstanding as of September 30, 2021	29,159	$9.45	7.3	$—
Options vested and expected to vest as of September 30, 2021	28,477	$9.46	7.3	$—
Exercisable as of September 30, 2021	17,410	$9.45	6.7	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of September 30, 2021 was $5.42 per share, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market. The market value as of December 31, 2020 was $9.89 per share, which is the fair value of View's common stock as historically determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.
The weighted-average grant date fair value per share of stock options granted was $4.38 for the nine months ended September 30, 2021. The total grant date fair value of stock options vested was $18.9 million during the nine months ended September 30, 2021. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $0.4 million.
As of September 30, 2021, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $44.9 million and is expected to be recognized over a weighted-average remaining service period of 2.2 years.
In addition to the time vested options above, as of September 30, 2021, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the nine months ended September 30, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 9.4 years. As of September 30, 2021, the CEO Option Award had no intrinsic value. There were no options issued under this plan in 2020.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the nine months ended September 30, 2021. As of September 30, 2021, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $77.8 million and is expected to be recognized over a weighted-average remaining service period of 4.7 years.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	12,758	6.15
Vested	(75)	7.35
Outstanding as of September 30, 2021	12,683	$6.14
The total grant date fair value of RSUs vested was $0.5 million during the nine months ended September 30, 2021. As of September 30, 2021, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $55.9 million and is expected to be recognized over a weighted-average remaining service period of 1.9 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.
Valuation
The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees were calculated using the Black-Scholes option-pricing models based on the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-10.0
Expected dividends	0%	0%
Risk-free rate	1.07%	0.4%-1.6%
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,286	$518	$3,461	$1,634
Research and development	2,670	504	6,213	3,971
Selling, general, and administrative	18,514	5,536	45,533	16,973
Total	$22,470	$6,558	$55,207	$22,578
11.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three and nine months ended September 30, 2021 and September 30, 2020, the Company’s income tax expense was immaterial.
As our U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the nine months ended September 30, 2021, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and nine months ended September 30, 2021 is due primarily to income taxes in Canada.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the nine months ended September 30, 2021, there have been no changes in the estimated uncertain tax benefits.
12.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(94,152)	$(58,132)	$(263,907)	$(199,952)
Weighted-average shares outstanding, basic and diluted	212,154,820	1,684,862	160,497,517	1,674,744
Net loss per share, basic and diluted	$(0.44)	$(34.50)	$(1.64)	$(119.39)
As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the three and nine months ended September 30, 2021, common stock equivalents consisted of stock options, restricted stock units and warrants. For the three and nine months ended September 30, 2020, common stock equivalents consisted of stock

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

options, warrants, redeemable convertible preferred stock and related warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Stock options to purchase common stock	29,159,417	25,082,875
Unvested restricted stock units	182,851	—
Warrants to purchase common stock	20,311,920	40,150
Redeemable convertible preferred stock (on an if-converted basis)	—	121,431,310
Warrants to purchase redeemable convertible preferred stock (on an if-converted basis)	—	3,354,717
Total	49,654,188	149,909,052
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of September 30, 2021. The 25,000,000 shares and the 12,500,000 shares of common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
As described in the Explanatory Note above and in Note 2 of “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q, we have restated our unaudited quarterly financial statements for the three and nine months ended September 30, 2020 and we have restated our condensed consolidated balance sheet as of December 31, 2020. This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.
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

After the Company completed installations in a few hundred buildings, it identified an opportunity to use its network infrastructure and cabling as the backbone on which different smart and connected devices in a typical building could operate. We believe customers using View Smart Glass can leverage View’s network as their building’s operations technology infrastructure to reduce duplicative labor costs, reduce materials usage, provide better cyber security, improve visibility and management of connected devices, and future-proof the building through easy upgradability.

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
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the three months ended September 30, 2021 and September 30, 2020, our revenue was $18.9 million and $8.5 million, respectively, representing period-over-period growth of 122.1%. For the nine months ended September 30, 2021 and September 30, 2020, our revenue was $45.6 million and $23.2 million, respectively, representing period-over-period growth of 96.6%.
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
Competition
We compete in the commercial window industry and the electrochromic glass industry, as well as within the larger smart building products industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through product improvement, addition of new features, and price. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:
•Technological innovation;
•Ability to integrate multiple systems efficiently and effectively;
•Product performance;
•Product quality, durability, and price;
•Execution track record; and
•Manufacturing efficiency.
Capacity
View currently manufactures the insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform product offerings at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We believe our facility, including the second production line expected to be in operation by the end of 2022, will enable us to achieve economies of scale, meet future demand, and achieve profitability.
As of September 30, 2021, we have invested approximately $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. Refer to the Liquidity and Capital resources section below for further discussion.
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
View Smart Glass
We have historically generated revenue as a materials provider from (i) the manufacturing and sale of View Smart Glass IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the View Smart Glass CSS, which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that, when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company. The glaziers and LVEs subcontracted by the end user are responsible for ensuring satisfactory adherence to the design document as the products are installed.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
		(As Restated)				(As Restated)
Revenue	$18,884	$8,502	$10,382	122.1%	$45,579	$23,181	$22,398	96.6%
Costs and expenses:
Cost of revenue	51,828	22,950	28,878	125.8%	137,617	95,247	42,370	44.5%
Research and development	36,314	15,373	20,941	136.2%	73,924	51,822	22,102	42.6%
Selling, general, and administrative	38,210	16,872	21,338	126.5%	94,543	54,832	39,711	72.4%
Total costs and expenses	126,352	55,195	71,157	128.9%	306,084	201,901	104,183	51.6%
Loss from operations	(107,468)	(46,693)	(60,775)	130.2%	(260,505)	(178,720)	(81,785)	45.8%
Interest and other income (expense), net:
Interest income	25	15	10	66.7%	45	501	(456)	(91.0)%
Interest expense	(312)	(7,760)	7,448	(96.0)%	(5,951)	(19,191)	13,240	(69.0)%
Other expense, net	100	(4)	104	(2,600.0)%	(6,320)	(109)	(6,211)	5,698.2%
Gain (loss) on fair value change, net	13,078	(3,656)	16,734	(457.7)%	18,426	(2,296)	20,722	(902.5)%
Loss on extinguishment of debt	—	—	—	*	(10,018)	—	(10,018)	*
Interest and other income (expense), net	12,891	(11,405)	24,296	(213.0)%	(3,818)	(21,095)	17,277	(81.9)%
Loss before benefit (provision) of income taxes	(94,577)	(58,098)	(36,479)	62.8%	(264,323)	(199,815)	(64,508)	32.3%
Benefit (provision) for income taxes	425	(34)	459	(1,350.0)%	416	(137)	553	(403.6)%
Net and comprehensive loss	$(94,152)	$(58,132)	$(36,020)	62.0%	$(263,907)	$(199,952)	$(63,955)	32.0%

*not meaningful

Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Smart Glass	$8,410	$8,502	$(92)	(1.1)%	$28,205	$23,181	$5,024	21.7%
Percentage of total revenue	44.5%	100.0%			61.9%	100.0%
Smart Building Platform	9,876	—	9,876	100.0%	15,012	—	15,012	100.0%
Percentage of total revenue	52.3%	—%			32.9%	—%
Smart Building Technologies	598	—	598	100.0%	2,362	—	2,362	100.0%
Percentage of total revenue	3.2%	—%			5.2%	—%
Total	$18,884	$8,502	$10,382	122.1%	$45,579	$23,181	$22,398	96.6%
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
United States	$15,682	$7,856	$7,826	99.6%	$37,400	$21,865	$15,535	71.0%
Percentage of total revenue	83.0%	92.4%			82.1%	94.3%
Canada	2,968	574	2,394	417.1%	7,475	1,194	6,281	526.0%
Percentage of total revenue	15.7%	6.8%			16.4%	5.2%
Other	234	72	162	225.0%	704	122	582	477.0%
Percentage of total revenue	1.2%	0.8%			1.5%	0.5%
Total	$18,884	$8,502	$10,382	122.1%	$45,579	$23,181	$22,398	96.6%
Our total revenue increased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year. This increase was primarily driven by higher volumes due to increased customer demand for Smart Glass, expanded revenues associated with the new View Smart Building Platform offering, and revenue from new Smart Building Technologies products, including the IoTium products acquired in July 2021. The increased demand is attributable to a continued increase in market awareness of our products and stronger relationships with our ecosystem partners.
Costs and Expenses
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Cost of revenue	$51,828	$22,950	$28,878	125.8%	$137,617	$95,247	$42,370	44.5%
Cost of revenue increased during the three and nine months ended September 30, 2021 compared to the same period in the prior year, mainly due to contract losses associated with View Smart Building Platform contracts, where total estimated costs exceeded total contracted revenue at the time of contract execution and an upfront loss was recognized as cost of revenue within an initial loss accrual prior to any costs actually being incurred on the contract. The balance of estimated contract losses for work that had not yet been completed totaled as of $17.0 million September 30, 2021 In addition to the contract loss accruals, our cost of sales were driven by higher volume of IGU production and CSS shipments associated with the increased customer demand for Smart Glass and Smart Building Platform products. Additionally, subcontractor costs related to framing, unitization and installation were incurred during the quarter ended September 30, 2021, consistent with the recognition of revenue for the new View Smart Building Platform.

Cost of revenue for the three months ended September 30, 2021 and September 30, 2020 included $1.3 million and $0.5 million of stock-based compensation expense, respectively. Cost of revenue for the nine months ended September 30, 2021 and September 30, 2020 included $3.5 million and $1.6 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Research and development	$36,314	$15,373	$20,941	136.2%	$73,924	$51,822	$22,102	42.6%
Research and development expenses increased during the three and nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily related to an increase in depreciation expense of $16.7 million, of which $14.4 million relates to accelerated depreciation on abandoned and written-off assets. In 2021, the Company determined that additional production space was required to meet future expected demand. Accordingly, the Company evaluated the space availability in its manufacturing facility and determined that certain assets used for research and development purposes would be disassembled to make room for additional production capacity. Consequently, the Company made the decision to abandon and shorten the life of these assets to coincide with their removal date, resulting in accelerated depreciation of $14.4 million included in research and development expenses. The remaining increase was due to higher headcount and materials spending for the enhancement of existing products and development of new products, as well as higher levels of stock-based compensation expense resulting from the Officer RSUs and Officer Options granted as part of the Merger.
Research and development expenses for the three months ended September 30, 2021 and September 30, 2020 included $2.7 million and $0.5 million of stock-based compensation expense, respectively. Research and development expenses for the nine months ended September 30, 2021 and September 30, 2020 included $6.2 million and $4.0 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Selling, general and administrative	$38,210	$16,872	$21,338	126.5%	$94,543	$54,832	$39,711	72.4%
Selling, general, and administrative expenses increased during the three and nine months ended September 30, 2021 compared to the same period in the prior year primarily due to an increase in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger. The Company also incurred legal and accounting expenses during the third quarter of 2021 to assist in the Investigation, as described in Note 2 of “Notes to the Condensed Consolidated Financial Statements.”
Selling, general, and administrative expenses for the three months ended September 30, 2021 and September 30, 2020 included $18.5 million and $5.5 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the nine months ended September 30, 2021 and September 30, 2020 included $45.5 million and $17.0 million of stock-based compensation expense, respectively.

Interest and Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change ($)	Change (%)	2021	2020	Change ($)	Change (%)
Interest income	$25	$15	$10	66.7%	$45	$501	$(456)	(91.0)%
Interest expense	(312)	(7,760)	7,448	(96.0)%	(5,951)	(19,191)	13,240	(69.0)%
Other expense, net	100	(4)	104	(2,600.0)%	(6,320)	(109)	(6,211)	5,698.2%
Gain (loss) on fair value change, net	13,078	(3,656)	16,734	(457.7)%	18,426	(2,296)	20,722	(902.5)%
Loss on extinguishment of debt	$—	$—	$—	*	$(10,018)	$—	$(10,018)	*

*not meaningful

Interest Income
Interest income did not fluctuate materially during the three and nine months ended September 30, 2021 compared to the same period in the prior year.
Interest Expense
Interest expense decreased during the three and nine months ended September 30, 2021 compared to the same periods in the prior year primarily due to the full repayment of the revolving debt facility at Closing, resulting in lower interest expense.
Other Expense, Net
Other expense, net did not fluctuate materially during the three months ended September 30, 2021 compared to the same period in the prior year. Other expense, net increased during the nine months ended September 30, 2021 compared to the same period in the prior year primarily due to $5.0 million of penalties incurred in conjunction with a settlement between View and the United States government to resolve claims and charges against View relating to its discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. See Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” for further discussion of this matter.
Gain (Loss) on Fair Value Change, Net
The gain on fair value change, net during the three and nine months ended September 30, 2021 was primarily related to changes in the fair value of our sponsor earn-out liability. The loss on fair value change, net during the three and nine months ended September 30, 2020 was primarily related to changes in the fair value of our redeemable convertible preferred stock warrants prior to conversion to common stock.
Loss on extinguishment of debt
During the nine months ended September 30, 2021, the Company recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision for Income Taxes
For the three and nine months ended September 30, 2021 and September 30, 2020, the Company’s income tax expense was immaterial.
Liquidity and Capital Resources
As of September 30, 2021, we had $373.1 million in cash and cash equivalents and $331.2 million in working capital. The Company’s accumulated deficit totaled $2,178.3 million as of September 30, 2021. For the nine months ended September 30, 2021, we had a net loss of approximately 263.9 million and negative cash flows from operations of approximately $188.7 million. In addition, for the nine months ended September 31, 2020, we had a net loss of approximately $200.0 million and negative cash flows from operations of approximately $123.7 million. The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Quarterly Report on Form 10-Q.
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
Our total current liabilities as of September 30, 2021 are $82.6 million, including $12.5 million accrued as estimated loss on our Smart Building Platform contracts. Our long term liabilities as of September 30, 2021 that will come due during the next 12 months from the date of the issuance of this Quarterly Report on Form 10-Q include $3.6 million in operating and capital lease payments, $4.2 million in estimated settlements of warranty liabilities and $0.7 million for the next semi-annual payment on our Term Loan. In addition, as disclosed in Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, we have an agreement with one customer that could result in the issuance of cash for a promissory note in the amount of up to $10 million over the next 12 months.

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
Debt
Term Loan
As of September 30, 2021, we had $15.4 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of September 30, 2021, $0.7 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $14.7 million has been classified as a long term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of September 30, 2021, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of September 30, 2021, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(188,744)	$(123,680)
Net cash used in investing activities	(20,357)	(1,845)
Net cash provided by financing activities	515,958	97,390

Cash Flows from Operating Activities
Net cash used in operating activities was $188.7 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was a net loss of $263.9 million adjusted for non-cash charges of $55.2 million related to stock-based compensation, $35.2 million related to depreciation and amortization, loss on extinguishment of debt of $10.0 million, partially offset by $18.4 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This loss was increased by net cash outflows of $8.4 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a $7.7 million increase in prepaid and other operating assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering, an increase of $6.7 million in accounts receivable as a result of increased revenue and timing of collections, a $3.3 million increase in inventory and a $2.2 million decrease in accounts payable due to timing of payments to our suppliers. These increases to cash outflows were offset by a $10.6 million increase in accrued compensation, expenses and other liabilities as a result of an increase in accruals for expenses also consistent with the growth of operations and a $1.0 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Net cash used in operating activities was $123.7 million for the nine months ended September 30, 2020. The most significant component of our cash used during this period was a net loss of $200.0 million adjusted for non-cash charges of $22.6 million related to stock-based compensation, $18.9 million related to depreciation and amortization and $2.3 million non-cash loss related to change in fair value of our redeemable convertible preferred stock warrant liability. This was offset by net cash inflows of $30.7 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $22.2 million decrease in prepaid and other assets driven by $22.5 million cash collected on a malpractice legal settlement from one of our former attorneys, a decrease of $4.7 million in accounts receivable due to timing of collections, a decrease of $1.0 million in inventories and an increase of $6.7 million due to reduction in accrued compensation, expenses and other liabilities, partially offset by a $3.2 million decrease in accounts payable due to timing of payments and $0.4 million decrease in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Cash Flows from Investing Activities
Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2021, which was due to purchases of property, plant and equipment and cash paid for acquisitions.
Net cash provided by investing activities was $1.8 million for the nine months ended September 30, 2020, which was primarily due to the proceeds from the maturity of short-term investments of $32.9 million offset by purchases of property, plant and equipment of $34.7 million primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $516.0 million for the nine months ended September 30, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
Net cash used in financing activities was $97.4 million for the nine months ended September 30, 2020, which was primarily due to proceeds from draws related to revolving debt facility of $206.7 million as reduced by repayments of $108.4 million under the same facility and other debt and payment of capital lease obligations of $1.1 million.
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
The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the three and nine months ended September 30, 2021. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
If actual costs differ substantially from the Company’s estimates, revisions to the estimated loss associated with the project is recognized in the period incurred,and could also result in changes to the estimated contract loss accrual. The total change in estimated costs from initial estimates was not material for the nine months ended September 30, 2021. There were no Smart Building Platform contracts during the nine months ended September 30, 2020. If there were a 10% change in future estimated costs for all Smart Building Platform contracts as of September 30, 2021, the impact to Cost of revenue would be approximately $5.3 million.

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
The Company monitors the cost to fulfill warranty obligations and may make revisions to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. This warranty liability is based on estimates of failure rates and future replacement costs that are updated periodically, taking into consideration inputs such as changes in the number of failures compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. Management judgment is necessary to estimate the future cost of servicing warranty claims. This estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. If estimated future costs are 10% higher than projected, the Company's warranty liability associated with these affected IGUs would be approximately $3.9 million higher than that recorded as of September 30, 2021.
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

The amount and timing of any impairment charges requires the estimation of future cash flows based on management’s best estimates and projections of certain key factors, including future selling prices and volumes, operating and material costs, various other projected operating economic factors and other intended uses of the assets. As of September 30, 2021, no triggering events or other circumstances were identified.
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
The following table summarizes the assumptions used in estimating the fair value of employee and nonemployee stock options granted during each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Expected volatility	53.0%	70%
Expected terms (in years)	6.0	5.4-10.0
Expected dividends	0%	0%
Risk-free rate	1.07%	0.4%-1.6%
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
•the prices paid for common or convertible preferred stock sold to third-party investors by us;
•for shares repurchased by us in arm’s-length transactions;
•the lack of marketability inherent in our common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•the hiring of key personnel and the experience of our management;

•the history of the company and the introduction of new products;
•our stage of development;
•the likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given;
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

The following table summarizes the assumptions used in estimating the fair value of the Sponsor Earn-Out Shares at each of the relevant periods:

	September 30, 2021	March 8, 2021 (Closing Date)
Stock price	$5.42	$9.19
Expected volatility	48.40%	29.20%
Risk free rate	0.87%	0.86%
Expected term (in years)	4.4	5.0
Expected dividends	0%	0%
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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as of September 30, 2021, as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended September 30, 2021 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. As of September 30, 2021, 74,774 restricted stock units of the Director RSUs have vested.
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