Form 10-K
period 2021-12-31
View, Inc.
filed 2022-06-15
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021 was $0.8 billion based on the closing sale price of the ordinary shares on that date, as reported by the Nasdaq Global Select Market.
As of June 10, 2022, 219,222,346 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

EXPLANATORY NOTE

In this Annual Report on Form 10-K, all references to “View”, “the Company”, “we”, “us”, “our”, refer to View, Inc. and its consolidated subsidiaries.

This Annual Report on Form 10-K (the “Annual Report”) restates certain items to reflect the correction of a material misstatement in the previously issued 2020 and 2019 financial statements related to the Company’s accounting treatment of warranty-related obligations and other immaterial prior period misstatements. The Company is also restating its unaudited quarterly financial statements as of March 31, 2021 and for the quarterly and year to date periods ended March 31, 2020, June 30, 2020, September 30, 2020 and March 31, 2021 in connection with the filing of its Q1 2021 Form 10-Q/A, Q2 2021 Form 10-Q and Q3 2021 Form 10-Q as filed with the Securities and Exchange Commission (“SEC”) on June 15, 2022.

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

This Annual Report includes the restatement of the annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 (the "Restated Periods"). The 2019 beginning equity has also been restated for the prior period impact. The financial information that had been previously filed or otherwise reported related to the Restated Periods is superseded by the information in this Annual Report on Form 10-K; therefore, the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

The restatement is further described and the impact of the restatement is included in Note 2 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Internal Control over Financial Reporting

In connection with the restatement, the Audit Committee concluded, with concurrence of management, that there were additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses as of December 31, 2021. As further discussed in Item 9A, the Audit Committee and management have concluded that the Company did not maintain effective internal control over financial reporting at December 31, 2021 and the Company’s disclosure controls and procedures were not effective as of December 31, 2021.

View, Inc.
Annual Report on Form 10-K

Note Regarding Forward Looking Statements

Certain statements included in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Annual Report on Form 10-K. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. You should carefully consider the factors and the other risks and uncertainties described in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

Summary of Risks Affecting Our Business

Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:

Risks Related to Liquidity, SEC and Nasdaq Compliance

•We have concluded that substantial doubt about our ability to continue as a going concern exists, as our continued existence is dependent upon our ability to raise additional capital through outside sources.
•We are currently not in compliance with the continued listing standards of Nasdaq and there can be no assurance that we will be able to regain and maintain such compliance in the future.
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

Risks Related to the Investigation, Restatement, and Internal Control Over Financial Reporting

•We have restated our consolidated financial statements for prior annual and interim periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, which may result in additional stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.
•We have identified deficiencies in our internal control over financial reporting resulting in material weaknesses and the conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain effective internal control over financial reporting, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, which could cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
•We are involved in, and may in the future be subject to, litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our Restatement and our failure to timely file our Annual and Quarterly Reports with the SEC; if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations.
•We have incurred and expect to continue to incur significant expenses related to the Investigation, Restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.
•The Investigation, the findings thereof and the Restatement process, have diverted, and may continue to divert, management and other human resources from the operation of our business.

Risk Factors Relating to Our Business and Industry

•Our limited operating history and history of financial losses make evaluating our business and future prospects difficult, and may increase the risk of your investment.
•Our future growth and success is dependent upon the real estate industry’s willingness to adopt our products, including View Smart Glass.
•Our revenue and backlog may not be adequate or grow sufficiently, and that backlog may not convert into future sales.
•Our new products and services may not be successful.
•Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs, revenue and other factors.
•Our use of the cost-to-cost input method of revenue recognition requires that we estimate costs to be incurred under long-term contracts. Changes in estimates could result in a reduction of previously recorded revenue or additional losses.
•We may not be able to accurately estimate the future supply and demand for our products, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•Disruption of supply or shortage of materials, in particular for glass and semiconductor chips, could harm our business.
•Increases in cost of materials, including glass and semiconductor chips, could harm our business.
•We have yet to achieve positive operating cash flow and there can be no assurance that we will be able to generate positive cash flow from operations in the future.
•Any significant disruption to our sole manufacturing production line or the failure of our facility to operate according to our expectation could have a material adverse effect on our results of operations.

•Any issues or delays in meeting our projected manufacturing cost improvements and increased production capacity could adversely impact our business, prospects, operating results and financial condition.
•COVID-19 and other public health crises could materially impact our business, financial condition, and results of operations.
•While we obtain components from multiple sources whenever possible, there are important components used in our products that are purchased from single source suppliers. Delivery of necessary components of our products by these and other suppliers according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have an adverse effect on our financial condition and operating results.
•Our financial condition may impair our ability to obtain credit terms with our suppliers.
•Failure of our subcontractors to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.
•Our historical financial results may not be indicative of what our actual financial position or results of operations will be.
•If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.
•We have incurred and expect to continue to incur costs and demands upon our management as a result of complying with the laws and regulations affecting public companies in the United States.
•If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we rapidly grow, including internationally, we may not be able to produce, market, sell and service our products successfully.
•We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•If our products fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.
•We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.
•We may need to defend ourselves against and may face liability in respect of claims for infringing, misappropriating or otherwise violating the intellectual property rights of others, which may be time-consuming and could cause us to incur substantial costs and/or materially impact our ability to operate.
•We are continuously expanding and improving our information technology systems and security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted and our operating results and reputation could be harmed.
•Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
•We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.
•We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of certain governmental investigations and proceedings.
•Our insurance strategy may not be adequate to protect us from all business risks.
•Litigation, complaints or adverse publicity or unauthorized use of our brand name could negatively impact our business, financial condition and results of operations.
•Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.
•If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results may suffer.
•Our business model of manufacturing smart glass is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to stockholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.
•We may fail to meet our publicly announced guidance or other expectations about our business in the future, which could cause our future stock price to be adversely affected.

PART I

Item 1. Business

Corporate History and Background

We are a former blank check company incorporated on September 27, 2019 under the name CF Finance Acquisition Corp. II (“CF II”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On March 8, 2021 (the “Closing Date”), CF II consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly owned-subsidiary of CF II (“Merger Sub”), and View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was affected through the merger of Merger Sub with and into Legacy View (the “Business Combination”), with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation. Our Class A Common Stock and Public Warrants are listed on the Nasdaq under the symbols “VIEW” and “VIEWW”, respectively.

Overview

View, Inc. and its wholly owned subsidiaries (“View” or the “Company”), headquartered in Milpitas, California, is a leading smart buildings platform and technology company that transforms buildings to improve human health and experience, reduce energy consumption and carbon emissions, and generate additional revenue for building owners.

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

Recognizing the opportunity to significantly improve the human experience, energy performance and carbon footprint in buildings, and real estate operating costs through adoption of technology, View began selling a Smart Building Platform, which is a fully integrated smart window platform, to building owners starting in 2021. Concurrent with the commencement of the sales efforts, View also began hiring an extensive team of construction managers, project managers, and building specialists to enable the Company to work towards delivering the fully installed and integrated Smart Building Platform, which had historically been the responsibility of the general contractor’s glazing and low voltage electrician (“LVE”) subcontractors.

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

In terms of the value propositions to View’s customers, its earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass, it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage. Current scientific research supports that cognitive function and in turn, productivity goes up when building occupants are exposed to more natural light and comfortable workspaces; they sleep better, and they experience less eye strain, fewer headaches, and lower stress. In a study published by the International Journal of Environmental Health and Public Health in 2020, researchers at the University of Illinois and SUNY Upstate Medical University found that employees working next to View Smart Glass during the day slept 37 minutes longer each night, experienced half as many headaches, and performed 42% better on cognitive tests. The research was sponsored in part by View.

View also recognized that the new Smart Building Platform offering would potentially enable the company to move ‘up’ the supply chain of the construction industry. Whereas the Company’s traditional offering placed it in the role of a supplier to subcontractors of the General Contractor (“GC”), the level of integration and oversight needed to ensure a quality installation and integration of the complete smart building platform is designed to incentivize building owners and GCs to work directly with View, engaging View to assume the role of the prime contractor for the platform rather than supplier of subcomponent materials. This would also better position View to upsell additional goods and services to the building owners in the future, which could be more efficiently integrated into the smart building platform than with the traditional offering.

Today, View’s Smart Glass products are installed into approximately 40 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, View continues to sell smart windows through our Smart Glass offering and individual smart building technologies through our Smart Building Technologies offerings.

Our Products

View Smart Glass

View Smart Glass is our core product that includes the following products and services:

Insulating glass units (“IGUs”)

Our electrochromic glass panels in the form of IGUs utilize our proprietary electrochromic technology to modulate ultraviolet, visible and infrared light simultaneously and on command. Electrochromism is the phenomenon by which the light transmission through a transparent material changes when an electrical voltage is applied to it. This ability to control light transmittance enables us to automatically control the amount of light and heat entering a space, thus reducing the energy consumption of the building.

Controls, Software and Services (“CSS”)

Our CSS is a network infrastructure comprised of our proprietary wiring and controls system that provides a network addressable location to every glass panel, as well as software and algorithms that control the behavior of each glass panel in real time. The products and services that make up CSS include electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors that enable the IGUs to tint.

View Net

View Net is our next generation CSS, a cloud-connected, network infrastructure offering that powers the smart glass IGUs and can incorporate and power other smart building devices from View and other companies. View Net is a scalable, secure, fault-tolerant, enterprise-grade, smart building platform that can be upgraded remotely or “over-the-air” to incorporate performance improvements and new features. By having the ability to incorporate other smart building devices, View Net reduces redundant cabling, installation costs and materials. It also future-proofs buildings for technology upgrades by providing the capability to add smart devices and applications over an open IP protocol, thus providing integrated capabilities and saving future complexity, cost, time and materials.

View Smart Building Platform

View Smart Building Platform is a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. The Smart Building Platform utilizes our View Net infrastructure to enable smart building applications, such as our Smart Glass, for which each IGU is a separate node on the network. Customers also have the option to integrate any of our View Smart Building Technologies product offerings, as more fully described further below, as additional nodes on the smart building network and tailored to the customer's specific needs depending upon their desired smart building functionality. We are responsible for completing the design of the system based on the customer's specifications, manufacturing, fabricating and unitizing the specific smart glass products required based on this design, installation of these products in the customer's building, and integration of all interrelated components, including any enhanced options, into the fully integrated View Smart Building Platform. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.

View Smart Building Technologies

View Smart Building Technologies includes the following products and services:

View Immersive Experiences

View Immersive Experience transforms View Smart Glass windows into a transparent, digital, interactive surface by incorporating see-through, high-definition displays directly onto the windows (“View Immersive Experiences”). Users can use these interactive surfaces to communicate and conduct video conference calls right on the View Smart Glass windows, collaborate by writing on these touch-sensitive surfaces with their fingers, and display information to educate and entertain. View Smart Glass windows provide the contrast, glare control and UV-protection required to achieve high quality experiences and product durability.

View Sense

View Sense modules provide the ability to measure and optimize light, humidity, temperature, air quality, dust, and noise — environmental variables that directly impact human experience and health in buildings. View Sense combines several sensors into integrated modules, reducing the number of discrete sensors, as well as the amount of cabling, labor, and installation effort required to use those sensors. View Sense also incorporates machine learning and artificial intelligence to optimize environmental conditions and generate new insights. View Sense modules can be monitored and controlled remotely. They can also be upgraded remotely through “over-the-air” software updates to incorporate new features and performance improvements.

View Smart Protect

View Smart Protect is our intrusion detection solution that can be deployed on all View Smart Glass windows to improve the security of a building by detecting glass breakage (“View Smart Protect”). By leveraging our proprietary network infrastructure, View Smart Protect can be deployed to allow customers to monitor any break in the electrical circuit of View Smart Glass windows. View Smart Protect eliminates the need to add additional glass breakage sensors to enhance security, thereby saving materials and additional maintenance and installation costs, while also improving aesthetics.

View Secure Edge

View Secure Edge is a plug-and-play edge-to-cloud solution that enables IT and digital innovation teams to securely connect new and existing buildings to the cloud; centrally manage building networks, systems, and data in the cloud; and deploy edge applications for real-time processing, insights, and optimizations.

View Remote Access

View Secure Edge is a secure access portal that enables IT teams to reduce the cost and cybersecurity risks of maintaining smart buildings by providing vendors and technicians with secure, auditable, time-bound remote access to building networks and devices.

View Building Performance

View Building Performance is a configurable application and web-based tool that enables building managers to measure, optimize and automate building performance with comprehensive, contextual, and actionable insights consolidated from disparate on-premises and cloud-based systems.

View Workplace Experience

View Workplace Experience is a configurable application and web-based tool that enables corporate facilities managers to create healthier, more efficient, and more productive workplaces by uncovering actionable insights related to building health, space utilization and workplace operations.

View Smart Building Technologies also include the Smart Building Cloud, which aggregates data from connected systems, sensors, and applications within a building and applies data normalization and spatial contexts. The Smart Building Cloud is embedded into View Secure Edge, View Remote Access, View Building Performance, and View Workplace Experience.

Our Benefits

View’s products provide multiple benefits to users, building owners and operators, and more broadly to society.

•Sustainability and Energy Efficiency: View Smart Glass reduces energy usage in buildings by blocking heat from entering buildings and thus reducing peak cooling loads. View Smart Glass also helps harvest natural light, thus reducing daytime lighting energy loads. Building owners can also realize significant contributions to their Leadership in Energy and Environmental Design (“LEED”) certifications, and path to Net-Zero Energy performance by using View Smart Glass windows. In addition, View Building Performance makes it possible to further optimize building energy consumption by combining occupancy data with HVAC and lighting controls.

•Improved Human Health and Productivity: Independent research has shown that increased exposure to natural light and views leads to significant reductions in the incidence of eyestrain, headaches and drowsiness, improved productivity and longer sleep. In addition, View Sense provides information to report and optimize indoor environmental factors such as temperature, air quality, light levels and the level of carbon dioxide, which have been shown to impact cognitive function.

•Better User Comfort and Experience: While people enjoy sitting next to windows because of the benefits of natural light and a connection to the outdoors, they often feel uncomfortable and are unable to do so with conventional glass windows because of the presence of glare and heat. View Smart Glass mitigates both heat and glare while still maintaining unobstructed views and a connection to the outdoors, thus keeping users comfortable and providing them with a superior experience.

•Improved Utilization of Real Estate: Building operators today often leave the last few feet around the perimeter of a building unoccupied because of the presence of uncomfortable heat and glare. By using View Smart Glass windows, they are able to eliminate this discomfort and reclaim usable space inside the building perimeter.

•Design Flexibility: Many architects prefer to design buildings with large windows because of the benefits of natural light and to cater to occupant preferences. However, conventional glass lets in heat because of incidental sunlight, making it a relatively energy-inefficient material. This has forced architects to either reduce the size of windows or spend more on other mitigation strategies to meet regulatory requirements and user preferences. View Smart Glass, which modulates the amount of heat entering the building, provides architects with greater design flexibility—allowing for larger windows and more natural light while still meeting energy codes and regulatory requirements.

•Future-Proofing of Assets: By using the View Smart Building Platform, building owners gain the capability to make future performance improvements to their buildings at lower costs and complexity, and to potentially realize higher rents or faster lease-ups, which in turn may improve the monetary value of the building. In addition, the View Secure Edge provides cybersecurity protections and edge compute environments needed to cost-effectively deploy and manage new smart building applications over time. Finally, View Building Performance also reduces the ongoing costs associated with real estate property management, potentially boosting net operating income even further.

Our Strengths

We believe View has several strengths that will allow us to drive the rapid adoption of View products and to maintain our market leading position:

•Complete product solution: View offers complete product solutions, in which we design and deploy all critical aspects of the product, including the electrochromic nano-coatings, smart glass panels, electronics, cabling, converged secure network infrastructure, algorithms, software, customized framing, and end-to-end design and deployment services. Having complete design and deployment control over our products enables us to provide a superior, more elegant and more integrated solution and experience to customers and end users as compared to our competitors.

•Proven product durability: We have demonstrated projected lifetimes of our electrochromic nano-coating of over 30 years, with no degradation in performance, in tests conducted by independent laboratories.

•Strong record of execution: View Smart Glass and View Smart Building Platform have now been installed into approximately 40 million square feet of buildings of significant scale and prominence.

•Manufacturing scale: View has a manufacturing footprint of over 800 thousand square feet in North America and has full control of its manufacturing processes, allowing us to rapidly scale while reducing production costs and maintaining quality.

•Intellectual property portfolio: View has approximately 1,300 patents and patent filings, 14 years of research and development experience, and continues to drive innovation across materials science, electronics, networking, hardware, software, and human factors research.

•Smart Building Platform: View Smart Building Platform’s network architecture offers a competitive advantage, as it has greater functionality and utilizes less cabling, and we believe it is significantly simpler and cheaper to install than solutions from competing smart glass suppliers. As “smart buildings” grow in popularity, our Smart Building Platform’s enterprise-grade network provides yet another reason for building owners to choose smart glass.

•Growing product portfolio: View has continued to develop several new products that will optimize the human experience in buildings, help reduce energy usage and carbon footprint, and make buildings more intelligent and adaptable. View’s Smart Building Platform enables smart building applications to be built and connected to the View smart building network.

•Strong ecosystem relationships: In the process of View Smart Glass and View Smart Building Platform being installed into approximately 40 million square feet of buildings of significant scale and prominence, View has developed strong relationships with members of the construction ecosystem including architects, general contractors, glaziers and low voltage electricians. In addition, we have built strong relationships with owners, tenants, and building developers who are in the best position to recognize and appreciate the multiple benefits we bring to their employees and tenants, as well as their energy efficiency initiatives. Approximately 50% of our design wins over the last two years have been from building owners, developers and tenants that have previously had View Smart Glass installed in their buildings. See “Our Customers” below for more details on our sales process.

•Experienced leadership team: View has built an experienced leadership team with a strong track record of driving product innovation, revenue growth and profitability in several technology businesses.

•Company culture: Most importantly, we have built a strong culture of safety, inclusion, curiosity, customer delight, iterative learning, commitment to excellence, ownership, and teamwork. This has enabled us to tackle hard technical and business problems and opportunities, challenge conventional wisdom, deliver value to our customers, and build a strong competitive advantage over incumbents and other entrants.

Our Market Opportunity / Key Trends

We believe that the total addressable market for smart glass will include all exterior windows in buildings and expect smart glass to eventually be as prevalent as air conditioning or elevators in buildings. We expect four secular megatrends to continue to drive the demand for our View Smart Building Platform and View Smart Glass windows in modern architectural designs:

•Increased focus on climate change, Environmental, Social, and Corporate Governance (“ESG”) and sustainability: There is both a growing awareness in society of the need to reduce energy usage and to mitigate or reverse the human impact on climate change, and growing regulatory pressure to reduce energy consumption in buildings. View’s Smart Glass panels and products help reduce energy usage in buildings and contribute in a positive and material manner to the ESG, LEED and energy initiatives of building owners and occupants.

•Growing focus on human health inside buildings: Based on scientific knowledge and general societal move towards healthier living, we believe that there is a growing focus within the real estate industry by architects, developers and building owners to construct buildings that are healthier. The COVID-19 pandemic has only increased the awareness in broader society of the environmental conditions inside buildings, including a greater focus on how air quality affects human health. Independent studies have shown that View’s products improve the health and wellness of people in buildings.

•Better occupant experience: We believe that people have growing expectations for comfort, wellness, and experience from their indoor environments and workspaces. Humans spend 90% of their time in buildings compared to just 5% inside an automobile. Yet comparatively, the real estate industry has experienced very little innovation in the last several decades. Independent research has demonstrated that natural light and views are among the highest desired amenities by employees, and tenants pay higher rents for buildings with these features. View enhances both natural light and views through its Smart Glass panels and products, and we anticipate this to be a strong driver of market growth.

•Growing demand for smart buildings: We believe that a confluence of factors, including societal changes and customer needs, the availability of high-performance sensors and electronics at reasonable prices, and advancements in software, machine learning and artificial intelligence, are driving demand for smart buildings. View is well positioned to leverage these trends with a smart building platform, and a growing portfolio of smart building products can be added to this platform.

Our Customers

We sell our products across multiple verticals of the real estate industry, including but not limited to commercial offices, airports, hospitals and healthcare facilities, multi-family residential, and educational buildings. Within the commercial office space, our end users include companies who commission and own buildings for their own use, as well as developers who construct buildings to lease or rent to tenants. We also expect to expand into additional verticals of the real estate industry over time, including single-family residential.

We engage and build relationships directly with members of the real estate ecosystem, including building owners, glaziers, low-voltage electricians, tenants, developers and general contractors. We believe that market adoption of our products is strongly influenced by engagement with end users, such as owners, tenants and building developers, as they are well positioned to appreciate and value the benefits offered by our products, such as the improvement of human health, reduced energy usage, superior tenant experience, higher asset values, and future-proofing assets through technology. We secure design wins typically through non-binding agreements with such parties to design View products into a building project. As building projects commence, we negotiate and enter into legally binding agreements for the sale of our products and services with our customers.

Our Competition

We compete in the commercial window industry and the electrochromic glass industry, as well as within the larger smart building product industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through product performance, addition of new features, and price. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:

•Technological innovation;

•Ability to integrate multiple systems efficiently and effectively;

•Product performance;

•Product quality, durability, and price;

•Execution track record; and

•Manufacturing efficiency.

Growth Strategies

Each of the below growth initiatives will be propelled by our ability to develop mainstream acceptance of our products. We continuously work to market our products and believe we will have mainstream acceptance of our products through the execution of the following:

•Compelling, proven product with growing installed base: Our technology is patented, functional and proven, with an increasing number of installations across major markets in North America driving both greater product awareness and higher interest from the real estate ecosystem. We expect this trend to accelerate as our base of installations continues to grow.

•New product introduction: We have significantly expanded our product portfolio and offer several smart building products to the market. In addition to a strong existing installed base who we believe will be likely adopters of these products, we also anticipate that strong interest in our smart building products will accelerate adoption of View Smart Glass and Smart Building Platform.

•Sales channel expansion: We plan to create greater awareness and education among building owners and tenants, of the significant benefits of View, by forming business relationships with real estate brokers. Given the large number of commercial real estate brokers across North America, such business arrangements have the potential to significantly increase the awareness and recognition of View, our products and our benefits multiple fold.

•Deepen delivery ecosystem relationships: In the process of View Smart Glass and View Smart Building Platform being installed into approximately 40 million square feet of buildings of significant scale and prominence, View has developed strong relationships with members of the construction delivery ecosystem including architects, general contractors, glaziers and low voltage electricians. We will continue to focus on developing stronger relationships with these partners to facilitate smooth execution and positive momentum.

•Expansion into new geographies: View currently derives the majority of its business from select markets in North America. We believe our solutions will have universal appeal, and anticipate significant growth opportunities to expand our business in additional regions in North America and in international markets around the world.

•Serving new applications and industries: We believe there are significant benefits to using smart glass solutions in automotive applications such as windows and glass roofs that automatically adjust to sunlight, mobile phones and computing, wearables, mixed and augmented reality applications, and in other industries. We anticipate serving these applications in the future.

By focusing on innovation, continually enhancing our product offerings and leveraging our platform to offer new products, we believe we can increase building project originations, product usage and customer satisfaction, which we believe will increase revenue per customer and expand our customer base while reducing customer attrition. With over 14 years of research and development experience and approximately 1,300 patents and patent applications, our research and development and engineering teams include people with expertise in all aspects of the development process, including materials science, electronics and networking, product design, software development, machine learning and AI, and quality assurance. Our research and development activities are conducted at our headquarters in Milpitas, California and also at our manufacturing facility located in Olive Branch, Mississippi.

Manufacturing and Supply

Manufacturing Process

The insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform offerings are manufactured at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability.

Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We expect to incur additional capital expenditures with respect to facility automation and completion of the second production line. The existing facility enables us to achieve economies of scale, as we increase production and decrease cost per unit produced.

The electronic components comprising our View Net, View Immersive Experiences and View Sense products are manufactured through various contract manufacturers in accordance with our proprietary designs. We use outsourced manufacturing facilities to limit our capital expenditures, take advantage of third-party manufacturing expertise, and gain the flexibility and scalability to respond to changing demands for our products. Our manufacturers order components that have long lead times based on our demand forecasts and purchase other components as needed. We do not have any long-term supply agreements with any of the contract manufacturers that manufacture or supply any of the electronic components comprising our View Net, View Immersive Experiences and View Sense products.

Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the year ended December 31, 2021, one supplier accounted for 34.0% of total purchases.

Intellectual Property

Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create IP in our operations globally, and we work to protect and enforce our IP rights. We consider our trademarks valuable assets, including well-known marks such as “VIEW”, “VIEW NET”, “INTELLIGENCE”, “VIEW SENSE”, “VIEW DISPLAY”, AND “SMARTPROTECT”.

In addition, we integrate licensed third party technology and IP into certain aspects of our products. Although certain third party proprietary IP rights are important to our success, we do not believe we are materially dependent on any particular third party IP.

As of December 31, 2021, we had: 520 patents; 769 pending, published or allowed patent applications; 68 registered trademarks and 44 pending trademark applications.

Raw Materials

We utilize various commodity raw materials in our products, including glass, deposition targets, and glass spacers in the manufacturing process, as well as aluminum for the framing of the IGUs as part of the Smart Building Platform product. Before we use these materials, a supplier must undergo an extensive qualification process, depending on the type of raw material. When appropriate and feasible, we secure raw material supplies through long-term contracts; however, currently we primarily purchase our product inputs through periodic purchase orders, including for glass which is a critical raw material. We obtain raw materials and supplies from a variety of sources whenever possible, although certain important glass components used in our products are purchased from a single source supplier. We believe our sources and supplies of raw materials are adequate for our needs.

Facilities

We are headquartered in Milpitas, California and manufacture our product at our facility located in Olive Branch, Mississippi. Our research and development activities are conducted at both our Milpitas and Olive Branch locations. We lease approximately 804,104 square feet of manufacturing space in Olive Branch under a lease expiring in March 2028. We also lease office space of 77,200 square feet in Milpitas under a lease expiring in September 2028. As of December 31, 2021, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch facility which continues to be our sole manufacturing hub since 2010. We believe our current facilities are secure under long-term leases and will support our anticipated growth over the next several years. As demand for our products increases, we expect to expand our operations in Olive Branch through the completion of a second production line, but do not intend to add new facilities in the near future.

Government Regulation and Compliance

United States

We are subject to a variety of laws, regulations and licensing requirements of federal, state and local authorities. We are also required to obtain various licenses and permits from state and local authorities in connection with the operation of our businesses, including but not limited to licensing, permitting and inspection requirements applicable to glaziers, electricians and engineers; building codes; and permitting and inspection requirements applicable to construction projects.

Our sales and marketing practices are regulated by federal, state and local agencies. These laws and regulations typically place restrictions on the manner in which products and services can be advertised and sold, and to provide consumers with certain rescission rights.

Our operations include the use, handling, storage, transportation, generation and disposal of hazardous materials. We are subject to various federal, state, local and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, and occupational health and safety. We are subject to litigation regarding environmental compliance and could incur in the future substantial costs, fines and civil or criminal sanctions and costs arising from regulatory proceedings, third party property damage or personal injury claims, as a result of violations of or liabilities under environmental laws or non-compliance with environmental permits required at our facilities.

For example, in April 2022, View and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement resolving the prospect of claims and charges against View relating to all prior discharges of water without first obtaining a pretreatment permit. The terms of the potential global settlement agreement include, among others, a $3.0 million fine, a $1.5 million civil penalty and a $0.5 million community service payment, wastewater reduction requirements, as well as probation and oversight for three years. In connection with the final approval of the settlement, we expect to obtain required permits or to enter into an agreed order and operate in compliance with such order until permits can be obtained. For further discussion of the potential global settlement agreement, see Item 3, “Legal Proceedings” and Note 9 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report. In addition, any failure by the Company to be in compliance with the terms of the potential global settlement agreement, applicable environmental laws and regulations or any new laws and regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our facility is also subject to OSHA Process Safety Management regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.

We are also subject to federal and state laws regarding privacy and the protection of user data. Certain state data protection, privacy, consumer protection, content regulation and other laws and regulations may be more restrictive than federal laws. There are also a number of legislative proposals pending before the United States Congress and various state legislative bodies concerning data protection that could affect us. We take reasonable efforts to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, and security. However, it is possible that the obligations imposed on us by applicable data privacy laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions.

See Item 3, “Legal Proceedings”, of this Annual Report for additional information about current and potential legal proceedings involving the Company.

Dynamic Glass Act

The Dynamic Glass Act of 2021 (the “Dynamic Glass Act”) is a bipartisan and bicameral, clean energy bill introduced in the U.S. Congress on March 17, 2021 and is currently pending. The bill classifies electrochromic glass as an energy property for purposes of investment tax credit, and amends the tax code to ensure that electrochromic glass qualifies as energy property for purposes of energy tax credit. Under the Dynamic Glass Act, “electrochromic glass” is defined as glass which uses electricity to change its light transmittance properties to heat or cool a structure, which would include View’s products.

On November 19, 2021, the U.S. House of Representatives passed H.R. 5376, the “Build Back Better Act” which included Dynamic Glass as one of five newly eligible properties eligible for the Investment Tax Credit. If certain project criteria are met, these new energy properties are eligible for a thirty percent (30%) federal tax credit. View’s existing and prospective customers would receive benefit from this federal tax credit when they use electrochromic glass. Ultimate passage of the Build Back Better Act or a revised form remains uncertain.

Canada

Companies operating in the smart glass industry in Canada are subject to provincial regulation of their business activities, including the sale, installation and maintenance of smart building and electronic security systems. Consumer protection laws in

Canada also require that certain terms and conditions be included in the contract between the service provider and the consumer.

Human Capital Resources

Employee Overview

Our employees are instrumental in helping inspire us to achieve our purpose. They bring a wide range of talents, experience, and perspectives to drive the innovation that is changing the world. We believe in the recognition of employee contributions and, for that reason, we make significant efforts to consider individual job performance as an important factor for promotions, job retention, and salary adjustments. We are an equal opportunity employer, and it is our policy to make employment decisions and opportunities based on merit, qualifications, potential, and competency.

As of December 31, 2021, we had 895 employees, including 596 in factory operations in Olive Branch, MS, 142 in sales and marketing and customer support, and 157 in general and administrative support. Our Milpitas, CA headquarters office has a strong engineering base and a smaller research and development facility. Our products rely heavily on the strength of our research and development, as well as engineering capabilities, and we have 133 employees focused on these areas. We have several smaller sales offices in New York City, Chicago, Seattle, Los Angeles, Boston, and various other locations. To date, we have not experienced any work stoppages, and we consider our relationship with our employees to be strong. Our employees are not represented by a labor union or subject to a collective bargaining agreement, nor have there been any known union organizing activities at any of our facilities.

Talent and Human Capital Management

Our human capital is governed by various federal, state and local regulations. We monitor key employment activities, such as hiring, termination and pay practices to ensure compliance with established regulations across the world. Attracting, developing and retaining the best people globally is critical to View’s long-term success.
Diversity and Inclusion

We are focused on attracting, developing and retaining diverse teams. We embrace diversity and inclusion and strive to provide an environment rich with diverse skills, backgrounds and perspectives.

Health & Safety

The safety of our employees remains our top priority. We have developed a robust set of health and safety policies in order to provide our employees and contractors with the knowledge and tools necessary to reduce the risks associated with their work responsibilities. Our training programs are developed in response to federal, state, and local regulations, as well as insurance agency requirements and institutional needs.

From the start of the COVID-19 crisis, we adopted extensive safety protocols to minimize potential workplace virus exposure, as the employees at our Olive Branch, MS facility have been deemed essential workers. Our safety protocols include, but are not limited to, specific traffic flow patterns, a check-in system, social distancing, temperature checks, and vigorous cleaning procedures.

Board Oversight

Our Board believes that human capital management is an important component of View’s continued growth and success, and is critical to our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Management regularly reports to the Board on human capital management topics, including corporate culture, safety, diversity and inclusion, employee development and compensation and benefits. The Board provides input on important decisions, including with respect to safety, talent retention and development.

Employee Incentives and Benefits

We are committed to providing equity incentives to all our employees through the grant of equity incentive awards under our equity incentive plan, in order to align their interests with stockholders as “owners” of the business. We also provide cash incentives to our employees under our annual bonus program, pursuant to which employees are eligible to earn annual cash bonuses based on a percentage of their base salaries and overall company performance. These cash and equity incentive programs allow us to be competitive with comparable companies in our industry by giving us the resources to attract, motivate and retain talented individuals.

In addition, we provide health, welfare and retirement benefits for our employees, including medical, dental, vision, life insurance, short-term and long-term disability, vacation, paid time off, various voluntary insurance programs and our 401(k) retirement plan, which allow us to enhance employee productivity and loyalty through the provision of competitive benefits. Furthermore, our employee assistance program offers employees and their families information, referrals, and short-term counseling for personal issues affecting their work or personal life in order to help protect the physical, emotional, and financial well-being of our employees.

AVAILABLE INFORMATION

We maintain a website at www.view.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish them electronically with the SEC. In addition, the SEC maintains a website (http://www.sec.gov) that contains information we electronically file with, or furnish to, the SEC.

Investors and others should note that we announce material financial information to our investors using our investor relations website (investors.view.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and blogs listed on our investor relations website.

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem less significant may also affect our business operations or financial results. If any of the following risks actually occur, our stock price, business, operating results and financial condition could be materially adversely affected. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this Annual Report.

Risks Related to Liquidity, SEC and Nasdaq Compliance

We have concluded that substantial doubt about our ability to continue as a going concern exists, as our continued existence is dependent upon our ability to raise additional capital through outside sources.

We have determined that there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs and meet our obligations for at least twelve months from the filing of this 2021 Annual Report on Form 10-K.

While we will seek to raise additional capital, there can be no assurance the necessary financing will be available on acceptable terms, or at all. If we raise funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experienced periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.

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

We are currently not in compliance with the continued listing standards of Nasdaq and there can be no assurance that we will be able to regain and maintain such compliance in the future.

Our Class A common stock and warrants are listed on Nasdaq. As a result of our failure to file certain 2021 Quarterly Reports, our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report for the quarter ended March 31, 2022, we are not in compliance with Nasdaq listing rules. Nasdaq has granted us a stay of delisting until June 30, 2022. There is no guarantee that we will be able to complete these filings or that our securities will remain listed on Nasdaq in the future. If Nasdaq delists our securities from trading on our exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences including, along with our stockholders:

•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our Class A common stock is a “penny stock,” which will require brokers trading our Class A common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Class A common stock;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Class A common stock and warrants are listed on Nasdaq, our Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Annual Report on Form 10-K for the year ended December 31, 2021 as well as certain Quarterly Reports, within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we expect to regain status as a current filer upon the filing of these reports, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. To pursue an offering now, we are required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to the Investigation, Restatement, and Internal Control Over Financial Reporting

We have restated our consolidated financial statements for prior annual and interim periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, which may result in additional stockholder litigation and may reduce customer confidence in our ability to complete new contract opportunities.

This Annual Report on Form 10-K includes restated consolidated financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019 that correct misstatements associated with our warranty-related obligations discovered in connection with the Investigation as well as other immaterial misstatements. The Restatement is described in more detail elsewhere in this Annual Report on Form 10-K (see Note 2 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data”). Such Restatement:

•has had and may continue to have the effect of eroding investor confidence in us and our financial reporting and accounting practices and processes;
•has resulted in failure to timely file our periodic reports with the SEC;
•has negatively impacted and may continue to negatively impact the trading price of our common stock;
•has resulted in stockholder litigation and may result in additional litigation;

•may make it more difficult, expensive and time consuming for us to raise capital on acceptable terms, or at all;
•may make it more difficult for us to pursue transactions or implement business strategies that might otherwise be beneficial to our business;
•may negatively impact our reputation with our customers;
•has limited and may continue to limit our ability to bid for new projects and ultimately secure sales; and
•may cause customers to place new orders with other companies instead of with us.

We have identified deficiencies in our internal control over financial reporting resulting in material weaknesses and the conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain effective internal control over financial reporting, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, which could cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.

We have identified material weaknesses in our internal control over financial reporting, and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the Merger in March 2021, we operated as a privately held company and were not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. Specifically, following the Merger, we became subject to the requirements of Section 404 of the Sarbanes-Oxley Act.

In connection with the preparation of our financial statements as of December 31, 2020, 2019 and 2018, and for the years then ended, we identified material weaknesses in our internal control over financial reporting, which were unremediated as of December 31, 2020, and remain unremediated as of December 31, 2021, as follows:

•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. This material weakness contributed to the following additional material weaknesses:

◦We did not design or maintain effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to revenue and receivables, inventory, and period-end financial reporting.

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

During 2021, in connection with the Investigation, the Audit Committee concluded, with concurrence of management, that there are additional deficiencies in our internal control over financial reporting that constituted additional material weaknesses, which remain unremediated as of December 31, 2021, as follows:

•We identified an additional material weakness exists in our control environment related to failure to demonstrate a commitment to integrity and ethical values, as well as an additional material weakness related to warranty-related obligations.

Additionally, during 2021, and in connection with the preparation of our financial statements as of December 31, 2021 and for the year then ended, we identified material weaknesses in our internal control over financial reporting including: revenue recognized under the new Smart Building Platform offering; stock-based compensation; property, plant and equipment; equity and derivative liabilities; and leasing arrangements.

The material weaknesses in our control environment, in our response to the risks of material misstatement, and in our warranty-related obligations process resulted in the need to restate our consolidated financial statements for the years ended December 31, 2020 and 2019, the unaudited quarterly financial information for the quarter ended March 31, 2021, and the unaudited quarterly financial information for each of the quarters in the year ended December 31, 2020. The other material weaknesses, with the exception of the IT deficiencies, resulted in adjustments to substantially all of our accounts and disclosures for the interim and annual periods related to 2018, 2019, 2020 and 2021. The IT deficiencies did not result in an adjustment to the financial statements; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Additionally, each of these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim condensed consolidated financial statements that would not be prevented or detected.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our remediation measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we may be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and produce accurate and timely consolidated financial statements, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of our inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all material misstatements. Additionally, our projection or the result of any evaluation of effectiveness of these measures in future periods remain subject to the risk that our internal controls and procedures may become inadequate because of changes in our business condition, changes in accounting rules and regulations, or to the degree our compliance with our internal policies or procedures may deteriorate.

For additional information on the material weaknesses identified and our remedial efforts, see “Item 9A, Controls and Procedures.”

We are involved in, and may in the future be subject to, litigation and regulatory examinations, investigations, proceedings or orders as a result of or relating to our Restatement and our failure to timely file our Annual and Quarterly Reports with the SEC; if any of these are resolved adversely against us, it could harm our business, financial condition and results of operations.

We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government enforcement actions. As a result of the Investigation and our failure to timely file our Annual Report for the year ended December 31, 2021 and our Quarterly Reports for the quarters ended June 30, September 30, 2021 as well as our Quarterly Report for the quarter ended March 31, 2022, we are currently the subject of securities class action litigation and an ongoing investigation by the SEC. See Item 3, “Legal Proceedings” of this Annual Report for information about these and other current and potential legal proceedings involving the Company.

The Restatement and our failure to timely file our Annual and Quarterly Reports with the SEC, as well as our reported material weaknesses in internal control over financial reporting, may subject us to additional litigation and regulatory examinations, investigations, proceedings or orders, including a cease and desist order, the suspension of trading of our securities, delisting of our securities, the assessment of civil monetary penalties, and other equitable remedies. Our management has devoted and may be required to devote significant time and attention to these matters. If any of these matters are resolved adversely against us, it could harm our business, financial condition and results of operations. Additionally, while we cannot estimate our potential exposure to these matters at this time, we have already expended significant resources investigating the underlying claims and addressing these matters and expect to continue to need to expend significant resources to conclude these matters. Our insurance policies coverage may not be sufficient to compensate for all potential liability. Although we maintain applicable insurance, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

We have incurred and expect to continue to incur significant expenses related to the Investigation, Restatement and remediation of deficiencies in our internal control over financial reporting and disclosure controls and procedures, and any resulting litigation.

We have devoted substantial internal and external resources towards the Investigation and the Restatement, and expect to continue to devote substantial such resources towards the implementation of enhanced procedures and controls over deficiencies that resulted in the Restatement and the remediation of other deficiencies in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. We have taken a number of remediation efforts in response to the Investigation. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to incur significant additional time and expense. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition and results of operations.

The Investigation, the findings thereof and the Restatement process, have diverted, and may continue to divert, management and other human resources from the operation of our business.

The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The Investigation, the findings thereof and process of the Restatement have diverted, and may continue to divert, management and other human resources from the operation of our business. The Board of Directors, members of management, and our accounting, legal, administrative and other staff and outside consultants have spent significant time on the Investigation, the findings thereof and the process of the Restatement, and will likely to spend significant time on remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives, our results of operations and financial condition.

Risk Factors Relating to Our Business and Industry

Our limited operating history and history of financial losses make evaluating our business and future prospects difficult, and may increase the risk of your investment.

You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition may be materially and adversely harmed. We have devoted substantially all of our efforts towards the manufacturing, sale and further development of our product platforms, and marketing of both custom and standardized product solutions. In the course of our activities, we have not achieved profitable operations or positive cash flows from operations. We incurred a net loss of $343.0 million, $249.7 million, and $312.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. We believe that we will continue to incur substantial losses until we achieve production volumes necessary to support profitability, assuming such volumes can then be sustained. There can be no assurance when we will achieve positive cash flows from operations, if at all.

The amount of our future losses is uncertain and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors as we, among other things, continue to incur significant expenses in connection with the design, development and manufacturing of our products, expansion of our research and development activities, investment in manufacturing capabilities, build-up of inventories of components for our products, increase in our sales and marketing activities, development of our distribution infrastructure and increase in our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in a sufficient increase in revenue, which would lead to even greater losses.

Our future growth and success is dependent upon the real estate industry’s willingness to adopt our products, including View Smart Glass.

Our growth is highly dependent upon the adoption of smart glass by the real estate industry. Although we anticipate growing demand for our products, there is no guarantee of such future demand, or that our products will remain competitive in the market. If the market for smart glass in general and our products in particular do not develop as we expect, or develop more slowly than we expect, or if demand for our products decreases in our markets, our business, prospects, financial condition and operating results could be harmed. The market for our products could be affected by numerous factors, such as:

•perceptions about smart glass features, quality, safety, performance and cost;
•competition, including from other types of smart glass or traditional glass;
•the cost premium of smart glass in contrast to traditional glass;
•government regulations and economic incentives;
•reduced construction activity, including as a result of the short and long-term effects of COVID-19; and
•concerns about our current liquidity and future viability.

Our revenue and backlog may not be adequate or grow sufficiently, and that backlog may not convert into future sales.

We cannot provide assurances that our business will grow. For instance, bookings and design win backlogs may not materialize into future sales as expected, as building projects may be canceled or change our product plans due to the time-sensitive nature of the construction of commercial buildings, which is often delayed by unforeseen events, or terminated completely. If our future demand does not reach anticipated levels, our second production line may not be required and could result in an impairment of long-lived assets or loss in capital investment to date. Further, even if our backlog can be sustained and there is conversion into future sales, we may not be able to produce and deliver the products at sufficient operating profit, or at all.

Our new products and services may not be successful.

We launched our first smart glass products and services in 2012. Since that time, we have launched a number of other offerings, and we anticipate launching additional products and services in the future. Existing and new products and services we may launch in the future may not be well received by our business customers, may not help us to generate new business customers, may adversely affect the attrition rate of existing business customers, may increase our business customer acquisition costs and may increase the costs to service our business customers. Any profits we may generate from these or other new products or services may be lower than profits generated from our other products and services and may not be sufficient for us to recoup our development or business customer acquisition costs incurred. New products and services may also have lower gross margins, particularly to the extent that they do not fully utilize our existing infrastructure. In addition, new products and services may require increased operational expenses or business customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if business customers experience service disruptions or failures or other quality issues. To the extent our new products and services are not successful, it could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our financial results may vary significantly from period-to-period due to fluctuations in our operating costs, revenue and other factors.

We expect our period-to-period financial results to vary based on our operating costs and revenue, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products and possibly increase production capacity by expanding our current manufacturing facility and adding future facilities, and, ultimately, upon market acceptance of our products. Additionally, our revenue from period-to-period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused on quarterly financial results.

Our use of the cost-to-cost input method of revenue recognition requires that we estimate costs to be incurred under long-term contracts. Changes in estimates could result in a reduction of previously recorded revenue or additional losses.

During the year ended December 31, 2021, approximately 39% of our revenues were associated with Smart Building Platform contracts, for which we account for using the cost-to-cost input method of revenue recognition, which requires that revenue be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, as well as the impact of change orders, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.

We may not be able to accurately estimate the future supply and demand for our products, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenue and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential business customers. Currently, there is insufficient historical basis for making judgments on the demand for our products or our ability to develop, manufacture, and deliver products, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimates our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our products to our potential business customers could be delayed, which would harm our business, financial condition and operating results.
Disruption of supply or shortage of materials, in particular for glass and semiconductor chips, could harm our business.

Our business is dependent on the continued supply of certain materials, including glass and semiconductor chips for use in our products, and we may experience a sustained interruption in the supply or shortage of such materials. Any such supply interruption or shortage could materially and negatively impact our business, prospects, financial condition and operating results. The available supply may be unstable, depending on market conditions and global demand for these materials and could adversely affect our business and operating results.

Increases in cost of materials, including glass and semiconductor chips, could harm our business.

Certain materials necessary to produce our products, including glass and semiconductor chips, are sourced from a limited number of suppliers. Any disruption in the supply of materials from such suppliers could disrupt production of our products until such time as a different supplier is fully qualified. As a result, we may experience an increase in costs or inability to meet customer demand. Furthermore, shortages or increased demand of such materials and other economic conditions may cause us to experience significant increases in freight charges and the cost of materials. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs and could further reduce our margins if we cannot recoup the increased costs through increased product prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of product orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.

We have yet to achieve positive operating cash flow and there can be no assurance that we will be able to generate positive cash flow from operations in the future.

We had negative cash flow from operating activities of $261.3 million, $165.7 million, and $234.0 million in the years ended December 31, 2021, 2020, and 2019, respectively. We anticipate that we will have negative cash flow from operating and investing activities for the foreseeable future as we scale our business. Our business also will at times require significant amounts of working capital to support our growth, particularly as we acquire inventory to support our anticipated increase in production. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that would decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.

Any significant disruption to our sole manufacturing production line or the failure of our facility to operate according to our expectation could have a material adverse effect on our results of operations.

We currently manufacture our smart glass product on a single production line. While significant investment has been made, our second production line is currently incapable of producing our products and will require further capital investment to become operational. Any stoppages, malfunction, or destruction of our operational line could adversely affect our ability to meet customer demand, manufacture our products at cost and/or ramp production. In addition, we may experience delays in realizing our cost targets in the event that there is an increase in the cost of maintenance of the equipment, machinery and facility used in production.

Operational problems with our manufacturing equipment could result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production. Safety incidents could damage machinery or products, slow or stop production, or harm employees. In addition, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. All of these operational problems could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

Our corporate headquarters and production facility are located in seismically active regions. If major disasters such as earthquakes, fires or other events occur, or our information system or communications network breaks down or operates improperly, our headquarters and production facility may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses relating to such damages, which could have a material adverse impact on our business, operating results and financial condition.

Any issues or delays in meeting our projected manufacturing cost improvements and increased production capacity could adversely impact our business, prospects, operating results and financial condition.

Future events could result in issues or delays in further ramping our products and expanding production output at our existing and future production lines. In order to achieve our volume and the anticipated ramp in production of our products, we must continue to sustain and ramp significant production at our sole, existing production line. We are investing additional capital with respect to facility automation and completion of the second production line. If we are unable to maintain production at our Olive Branch facility, ramp output additionally over time as needed through the second production line, and do so cost-effectively, or if we are unable to attract, hire and retain a substantial number of highly skilled personnel, ours ability to supply our products could be negatively impacted, which could negatively affect our brand and harm our business, prospects, financial condition and operating results.

The timeframe for the completion of construction of our second production line is subject to a number of uncertainties, including regulatory licenses, supply chain constraints, hiring and retention of qualified employees, labor delays and competition for workers. Moreover, our second production line will require significant investments of cash and management resources. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for this second production line, or in securing and complying with the terms of financing that we intend will largely fund our construction, our business, prospects, operating results and financial condition could be materially adversely impacted.

COVID-19 and other public health crises could materially impact our business, financial condition, and results of operations.

The COVID-19 pandemic has impacted health and economic conditions throughout the United States, including the construction industry. In response to the global COVID-19 pandemic, we implemented a number of precautionary and other measures to promote business continuity. These measures have been comprehensive and included initiatives regarding employee health and safety, working conditions (including remote working), engagements with business customers and suppliers, financial management, operational efficiency, internal and external communications, government relations and community outreach. While we believe that all of these measures have been necessary or appropriate, they have resulted in additional costs and may adversely impact our business and financial performance in the future or expose us to additional unknown risks.

The extent to which the pandemic could impact us continues to be highly uncertain and cannot be predicted and will depend largely on subsequent developments, including the severity and duration of the pandemic, measures taken by federal, state and local governments to contain the spread of the virus, such as restrictions on travel and gatherings of people and temporary closures of or limitations on businesses and other commercial activities, and policies implemented by governmental authorities to ease restrictions in a phased manner.

Although it is not possible to predict the ultimate impact of COVID-19, including on our business, we may be subject to significant risks, which have the potential to materially and adversely impact our business, financial condition, and results of operations, including the following:

•reduced or delayed demand for our products in the markets that we serves around the world;
•potential long-term effects on employer work-from-home policies and therefore demand for office space;
•increased credit risk, including increased failure by business customers experiencing business disruptions to make timely payments;
•a negative impact on our liquidity position, as well as increased costs and decreased ability to access funds under our existing or future credit facilities and the capital markets;
•long-term tightening of the supply of capital in global financial markets (including, in the United States, a reduction in total tax equity availability), which could make it difficult for purchasers of our products or our development projects to secure the debt or equity capital necessary to finance our operations, thereby delaying or reducing demand for our products;
•reduced availability and productivity of employees and third-party partner personnel;
•recommendations or orders of governmental authorities that require us to curtail or cease business operations or activities, including manufacturing;
•costs associated with production curtailments that are driven by governmental actions, business customer demand or other causes related to COVID-19;
•increased operational risks resulting from changes to operations and remote work arrangements, including the potential effects on internal controls and procedures, cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•failure of our suppliers or vendors to supply materials or equipment, or the failure of our vendors to install, repair, or replace our specialized equipment, due to the COVID-19 pandemic, related containment measures, or limitations on logistics providers’ ability to operate, may idle, slowdown, shutdown, or otherwise cause us to adjust our manufacturing capacity;
•higher costs in certain areas such as transportation and distribution, as well as incremental costs associated with health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees and others;
•delays and disruptions in the availability and timely delivery of materials and equipment used in our operations, as well as increased costs for such materials and equipment;
•delays in the performance by third parties of activities related to the development of projects, such as engineering, procurement, construction, and other activities;
•delays in obtaining, or failing to obtain, the approvals or rights that are required for our development projects to proceed, such as permitting, interconnection, or land usage approvals or rights;
•government-imposed travel or visa restrictions that may prevent personnel employed by us or our vendors from traveling to our sites to work on key projects, which may delay our progress;
•any further impairment in the value of tangible or intangible assets that could be recorded as a result of weaker or more volatile economic conditions; and
•administrative proceedings, litigation or regulatory compliance matters.

With respect to the United States credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by View and returns to us and our subsidiary, View Smart Building Technology, Inc. (“View Canada”), among other things. The financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect View Canada’s operating results.

If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, loan non-accruals, problem assets, and bankruptcies may increase.

In addition, collateral for our loans may decline in value, which could cause loan losses to increase and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.

We will also be negatively affected if our operations and effectiveness or the operations and effectiveness of View Canada (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
If current global market conditions continue or worsen, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition, and operating results could be materially harmed.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. Furthermore, governments in the U.S., United Kingdom, and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Shortages in materials and increased costs for transportation, energy, and raw material, as well as uncertainty on overall consumer sentiment are some of the negative impacts of the Russia-Ukraine military conflict on the global economy. Further escalation of geopolitical tensions related to the military conflict, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business. In addition, the effects of the ongoing conflict could heighten many of our known risks described in Part I, Item 1A, “Risk Factors” in this Annual Report.

Risk Factors Relating to Suppliers and Third Parties

While we obtain components from multiple sources whenever possible, there are important components used in our products that are purchased from single source suppliers. Delivery of necessary components of our products by these and other suppliers according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have an adverse effect on our financial condition and operating results.

Our products contain numerous purchased parts that we source from multiple direct suppliers. We attempt to mitigate our supply chain risk by entering into long-term agreements where it is practical and beneficial to do so. We also minimize our risk when we can qualify and obtain components from multiple sources, which we purchase from a variety of suppliers. However, any significant increases in our production may require us to procure additional components in a short amount of time, and in the past we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. If we encounter unexpected difficulties with key suppliers and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.

We obtain important components of our products from single source third-party suppliers. Should any such supplier cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements, or should such other suppliers of other components choose not to do business with us, we may be required to locate alternative suppliers in the open market. Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our products until an alternative supplier is able to supply the required material. Replacing a supplier may require the expenditure of additional resources and time to redesign and resource these products. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. This could result in loss of future revenue and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our business customer base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.

Furthermore, unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, currency fluctuations, trade barriers, tariffs, shortages, natural disasters and other factors beyond our and our suppliers’ control, could also affect our suppliers’ ability to deliver components to us on a timely basis or significantly increase freight charges, raw material costs and other expenses associated with our business. The loss of a supplier or the disruption in the supply of components from these suppliers could lead to delays in product deliveries to our business customers, which could hurt our relationships with our business customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

We may also experience cost increases from our suppliers in order to meet our quality targets and development timelines as well as due to our design changes, and we may experience similar cost increases in the future. We may not be able to control fluctuation in the prices for these materials or negotiate agreement with our suppliers on terms that are beneficial to us. Substantial increases in the prices for our raw materials or components would increase our operating costs and negatively impact our prospects.

There is no assurance that these suppliers will ultimately be able to meet our cost, quality and volume needs in a sustainable and timely manner, or at all. Furthermore, as the scale of our production increases, we will need to accurately forecast, purchase, warehouse and transport to our manufacturing facilities components at much higher volumes. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, including for our different product variants, or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur unexpected production disruption, storage, transportation and write-off costs, which could have a material adverse effect on our financial condition and operating results.

Our financial condition may impair our ability to obtain credit terms with our suppliers.

Our supply contracts and purchase orders typically provide us with payment terms of at least 30 days. However, our financial condition may make it difficult for us to continue to receive payment terms of at least 30 days or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment-in-advance. If we are unable to obtain reasonable payment terms or if any of our material suppliers were to successfully demand payment-in-advance, it could have a material adverse effect on our liquidity.
Failure by our component suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

We do not control our contract manufacturers or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business.

Failure of our subcontractors to satisfy their obligations to us or other parties, or the inability to maintain these relationships, may adversely impact our business operations and financial results.

We depend on subcontractors in conducting our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed and customer concerns. In addition, if any of our subcontractors fail to deliver on a timely basis, go out of business, or fail to perform on a project, our ability to fulfill our obligations may be jeopardized and we may be contractually responsible for the work performed. The absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

Risk Factors Relating to Future Performance

Our future operating and financial results are uncertain.

Prior growth rates in our revenue and other operating and our financial results should not be considered indicative of our future performance. Our future performance and operating results depend on, among other things: (i) our ability to renew and/or upgrade contracts with existing business customers and maintain business customer satisfaction with existing business customers; (ii) our ability to generate new business customers, including our ability to scale the number of new business customers generated through inside sales and other channels; (iii) our ability to increase the density of our business customer base for existing markets or continue to expand into new geographic markets; (iv) our ability to successfully develop and market new and innovative products and services; (v) the level of product, service and price competition; (vi) the degree of saturation in, and our ability to further penetrate, existing markets; (vii) our ability to manage growth, revenue, origination or acquisition costs of new business customers and attrition rates, the cost of servicing our existing business customers and general and administrative costs; and (viii) our ability to attract, train and retain qualified employees. If our future operating and financial results suffer as a result of any of the other reasons mentioned above, or any other reasons, there could be a material adverse effect on our business, financial condition, cash flows or results of operations.

Our historical financial results may not be indicative of what our actual financial position or results of operations will be.

We are a relatively new public company. Certain of our historical financial results included in this Annual Report do not reflect the financial condition, results of operations or cash flows we would have achieved as a public company during the periods presented or those we will achieve in the future. Our financial condition and future results of operations could be materially different from amounts reflected in our historical financial statements included elsewhere in this Annual Report, so it may be difficult for investors to compare our future results to historical results or to evaluate our relative performance or trends in our business.

As a privately held company, we were not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a result of the Merger, we are a public company with significant operations, and as such (and particularly as we are no longer an “emerging growth company” or “smaller reporting company”), we face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy View did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations implemented by the SEC, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements have been and will be incurred. If any issues in complying with those requirements are identified (for example, if we identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions. In addition, we have purchased director and officer liability insurance, which has substantial additional premiums. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. The additional reporting and other obligations associated with being a public company will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.

If we are unable to establish and maintain confidence in our long-term business prospects among business customers, analysts and within our industries, then our financial condition, operating results, and business prospects may suffer materially.

Business customers may be less likely to purchase our products if they are not convinced that our business will succeed or that our service and support and other operations will continue in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, in order to build and maintain our business, we must maintain confidence among business customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be complicated by certain factors, such as our limited operating history, negative press, business customer and supplier unfamiliarity with our products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding the future of smart glass or our other products and services, our quarterly production and sales performance compared with market expectations, and any other negative publicity related to us. Many of these factors are largely outside our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team, could harm our business and make it more difficult to raise additional funds if needed.

We have incurred and expect to continue to incur costs and demands upon our management as a result of complying with the laws and regulations affecting public companies in the United States.

As a public company listed in the United States, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq may increase legal and financial compliance costs and make certain regulatory or compliance activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses. Certain of our executive officers also have limited experience in the management of a publicly-traded company, which could be a significant disadvantage, as an increasing amount of our time may be devoted to regulatory and oversight activities, and may result in less time being devoted to our management and growth. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We may incur non-cash impairment charges on our goodwill and other intangible assets with indefinite lives as well as other long-lived assets and intangible assets with finite lives, which would negatively impact our operating results.

Goodwill represents the excess of the total purchase consideration over the fair value of the net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives must be evaluated at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be evaluated for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Our annual impairment test for Goodwill was performed as of October 1, 2021. We performed additional procedures to carry forward our conclusions through December 31, 2021 due to the sustained decline in our share price. No impairment of goodwill was recorded as of December 31, 2021.

Impairment of goodwill may result in the future from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results. An impairment of our goodwill would negatively impact our operating results.

Long-lived assets, such as property and equipment and intangible assets subject to amortization, must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If such events arise, we compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets.

We regularly review our long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2021, management considered the continued operating losses, when combined with the sustained decline in our market capitalization, to be a potential triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2021. Based on the results of this test, management concluded that the asset group was recoverable and no impairment was recorded as of December 31, 2021.

If the decline in our share price is sustained or we identify other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets, which would negatively impact our operating results.

Risk Factors Relating to Growth and Expansion

We face risks associated with our national and future global operations and expansion, including unfavorable regulatory, political, economic, tax and labor conditions, and with establishing ourselves in new markets, all of which could harm our business.

We currently have domestic operations in the United States and subsidiaries in India and Canada, and we plan to continue to expand and optimize our products domestically and internationally. Accordingly, we are subject to a variety of legal, political and regulatory requirements and social and economic conditions over which we have little control. For example, we may be impacted by trade policies, political uncertainty and economic cycles involving geographic regions where we have significant operations.

We may become subject to a number of risks associated in particular with international business activities that may increase our costs, impact our ability to sell our products and require significant management attention. These risks include conforming our products to various international regulatory and safety requirements, organizing local operating entities, difficulty in establishing, staffing and managing foreign operations, challenges in attracting business customers, foreign government taxes, regulations and permit requirements, our ability to enforce our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls, and preferences of foreign nations for domestically manufactured products.

If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we rapidly grow, including internationally, we may not be able to produce, market, sell and service our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. Our future operating results depend to a large extent on our ability to manage our expansion and growth successfully and to correctly forecast demand for our products in different markets, including with respect to reduced demand for commercial real estate resulting from the COVID-19 pandemic. We may not be successful in undertaking this expansion if we are unable to control expenses and avoid cost overruns and other unexpected operating costs, establish sufficient nationwide and international service in a timely manner, adapt our products and conduct our operations to meet local requirements, implement required local infrastructure, systems and processes, and find and hire a significant number of additional manufacturing, engineering, service, construction and administrative personnel.

As of December 31, 2021, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch manufacturing facility. We currently operate one production line and have partially completed the construction of a second production line at the Olive Branch facility. If we are unable to sufficiently manage our expansion and growth successfully to increase demand sufficiently to require the use of the second production line, we could result in impairment of the related property and equipment.

Risk Factors Relating to Markets and Competition

The markets in which we operate are highly competitive, and we may not be successful in competing in these industries. We currently face competition from new and established national and international competitors and expect to face competition from others in the future, including competition from companies with new technology and greater financial resources.

The smart glass market is highly competitive today and we expect it will become even more so in the future. There is no assurance that our products will be successful in the respective markets in which they compete. Our current and potential competitors could, in the future, have significantly greater financial, technical, manufacturing, marketing, product sales resources and networks than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. These competitors also may have greater access to business customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, smart glass manufacturers may continue to reduce cost and expand supply of conventional glass and therefore reduce the prospects for our business or negatively impact the ability for us to sell our products at a market-competitive price and yet at sufficient margins. Increased competition could result in lower smart glass unit sales, price reductions, revenue shortfalls, loss of business customers and loss of market share, which could harm our business, prospects, financial condition and operating results.

Developments in alternative smart glass or improvements in smart glass technology made by competitors may materially adversely affect the sales, pricing and gross margins of View Smart Glass. If a competing technology is developed that has superior operational or price performance, our business may be harmed. Similarly, if we fail to accurately predict and ensure that our smart glass technology can address business customers’ changing needs or emerging technological trends, or if our business customers fail to achieve the benefits expected from View Smart Glass products, our business may be harmed.

We must continue to commit significant resources, including financial resources we will need to raise from third party sources, to develop our smart glass technology in order to establish a competitive position, and these commitments will be made without knowing whether such investments will result in products potential business customers will accept. There is no assurance we will successfully raise additional capital, identify new consumer requirements, develop and bring our smart glass to market on a timely basis, or that products and technologies developed by others will not render View Smart Glass obsolete or noncompetitive, any of which would adversely affect our business and operating results.

If we are unable to attract and/or retain key employees and hire qualified personnel, our ability to compete could be harmed.

Our success depends on our ability to attract and retain our executive officers and key technology, sales, marketing, research and development, engineering, manufacturing and support personnel, and our operations may be severely disrupted if we lost their services. As we build our brand and become more well known, there is increased risk that competitors or other companies will seek to hire our personnel. None of our employees are bound by a non-competition agreement. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.

The loss of the services of any of our key employees or executive officers could disrupt our operations, delay the development and introduction of our products and services, and negatively impact our business, prospects and operating results. In addition, we are highly dependent on the services of Rao Mulpuri, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Dr. Mulpuri or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, sell and service our products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous smart glass companies for similar personnel.

Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Our continued success depends upon our continued ability to hire new employees in a timely manner, especially to support our high-volume manufacture of products and expansion plans, and to retain current employees or replace departed senior employees with qualified and experienced individuals, which is typically a time-consuming process, and any failure or delay in doing so could adversely impact our business, prospects, financial condition and operating results.

Key talent may leave us due to various factors, such as a competitive labor market for talented individuals with business or technology experience, or negative publicity related to View. This competition affects both our ability to retain key employees and hire new ones. Moreover, we have in the past conducted reductions in force in order to optimize our organizational structure and reduce costs, and certain senior personnel have also departed for various reasons. Additionally, we compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities. Difficulties in retaining current employees or recruiting new ones could have an adverse effect on our performance and results.

Risk Factors Relating to Supply, Demand and Production

We may be unable to meet our growing production demand, product sales, delivery plans and servicing needs, or accurately project and manage this growth nationwide or internationally, which could harm our business and prospects.

We may experience delays or other complications in the design, manufacture, launch, and production ramp of our products, including View Smart Glass or may not realize our manufacturing cost targets, which could harm our brand, business, prospects, financial condition and operating results. Our manufacturing facility may require significant cash investments and management resources for these plans, and we may not meet our expectations with respect to additional sales of our products. In addition, we may introduce new manufacturing technologies, techniques and processes. There is no guarantee that we will be able to successfully and timely introduce and scale any such new processes or features.

Our production plans for our products are based on many key assumptions, including:

•Ability to raise additional capital;

•Ability to utilize manufacturing capacity to achieve the planned production yield. We assume that we will be able to sustain and further expand our high-volume production and our products at the Olive Branch facility, including with the introduction of new product features, without exceeding our projected costs and on our projected timeline;

•Ability to maintain our desired quality levels and optimize design and production changes. We assume that the equipment and processes which we have selected for production will be able to accurately manufacture high volumes of the different variants of our products within specified design tolerances and with high quality;

•Suppliers’ ability to support our needs. We assume that we will be able to maintain suppliers for the necessary components on terms and conditions that are acceptable to us and that we will be able to obtain high-quality components on a timely basis and in the necessary quantities to support high-volume production; and

•Ability to hire and retain skilled employees. We assume that we will be able to attract, recruit, hire, train and retain skilled employees to operate our planned high-volume production facilities to support our products, including at the Olive Branch facility.

If one or more of the foregoing assumptions turns out to be incorrect, our ability to meet our projections, including for production, on time and at volumes and prices that are profitable, the demand for and deliveries of our products, as well as our business, prospects, operating results and financial condition, may be materially and adversely impacted.

Concurrent with developing, launching and ramping our products, our success will depend on our ability to continue to significantly increase our sales, deliveries, and servicing, while allocating our available resources among multiple products simultaneously. We are the sole servicer of our products, providing internet connectivity of products and servicing warranty. Although we have a plan for selling and delivering increased volumes of our products, we have limited experience developing, manufacturing, selling, servicing and allocating our available resources at the scale to which we expect to grow. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

We continuously evaluate, and as appropriate evolve, our operations and product offerings in order to maximize our reach and optimize our costs. However, there is no guarantee that each step in our evolving strategy will be perceived as intended by developers, tenants, and the construction industry. Likewise, as we develop and grow our products and services in North America, and possibly worldwide, our success will depend on our ability to correctly forecast demand in different markets.

We may also face difficulties meeting our sales and delivery goals in both existing markets as well as new markets into which we expand. There is no assurance that we will be able to ramp our business to meet our sales and delivery targets in North America or even globally, or that our projections on which such targets are based will prove accurate. This ongoing expansion in North America and potentially internationally, which includes planned entry into markets in which we have limited or no experience selling, delivering, and servicing our products at scale, and which may pose legal, regulatory, labor, cultural and political challenges that we have not previously encountered, may not have the desired effect of increasing sales and expanding our brand presence to the degree we are anticipating. Moreover, we may not be successful in managing our national and future international operations if we are unable to avoid cost overruns and other unexpected operating costs, adapt our products and conduct our operations to meet local requirements and regulations, implement required local infrastructure, systems and processes, and find and hire as needed additional sales, service, construction and administrative personnel. If we fail to manage our growth effectively, we could result in negative publicity and damage to our brand and have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and production of our products. Such machinery suffers unexpected malfunctions from time to time and requires repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our production equipment may significantly affect intended operational efficiency. In addition, the operational performance and costs associated with this equipment can be difficult to predict and may be influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary machinery components in a timely manner and at prices and volumes acceptable to us, which could have a material adverse effect on our operational performance, cash flows, financial condition or prospects.

Catastrophic events may disrupt our business.
Unforeseen events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States, Canada or elsewhere, could disrupt our operations, disrupt the operations of suppliers or business customers or result in political or economic instability. These types of events outside of our control could adversely affect our operating results. We cannot assure that any backup systems will be adequate to protect it from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to manufacture products and provide services. These events could reduce demand for our products and services, make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to business customers on a timely basis. Any such disruption could damage our reputation and cause business customer attrition. We could be subject to claims or litigation with respect to losses caused by such disruptions. Our insurance may not cover a particular event at all or may not be sufficient to fully cover our losses.

Risk Factors Relating to Quality of Products

If our products fail to perform as expected, our ability to develop, market and sell our products and services could be harmed.

If our products contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our products take longer than expected to become enabled or are legally restricted, our ability to develop, sell, and service our products could be harmed. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our business customers. While we performed extensive internal testing on the products we manufacture, we currently have a limited frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our products. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale to business customers.

Our inability to provide products or services in a timely manner, legal restrictions on product features, or defects in our products or services, including products and services of third parties that we incorporate into our offerings, could adversely affect our reputation, result in delivery delays, product recalls, product liability claims, and significant warranty and other expenses, and subject us to claims or litigation. In addition, our inability to meet business customers’ expectations with respect to our products or services could increase attrition rates or affect our ability to generate new business customers and thereby have a material adverse effect on our business, financial condition, cash flow or results of operations.

We may choose to or be compelled to undertake product recalls or take other similar actions, which could adversely affect our brand image and financial performance.

Any product recall with respect to our products may result in adverse publicity, damage our brand and adversely affect our business, prospects, operating results and financial condition. In the future, we may at various times, voluntarily or involuntarily, initiate a recall if any of our products prove to be defective or noncompliant with applicable laws and regulations. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could involve significant expense and could adversely affect our brand image in our target markets, as well as our business, prospects, financial condition and results of operations.

In 2019, we identified a quality issue with certain material purchased from one of our suppliers utilized in the manufacturing of certain IGUs. We stopped using the affected materials upon identification of the quality issue in 2019. We have replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. We developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, we have recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs we expect to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $36.2 million and $42.1 million as of December 31, 2021 and December 31, 2020, respectively, related to these IGUs. It is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate. Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could ultimately be materially different from the estimate. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.

Risk Factors Relating to Technology

We must successfully maintain and upgrade our information technology systems.

We rely on various information technology systems to manage our operations, including general, non-proprietary information technology systems in our facility and proprietary information technology systems in our products. As necessary, we implement modifications and upgrades to these systems, and replaces certain of our legacy systems with successor systems with new functionality.

The technology and capital equipment we employ may become old or obsolete, which could require significant capital expenditures for upkeep and upgrade over time. Our products and services interact with the hardware and software technology of systems and devices located at our business customers’ property. We may be required to implement new technologies or adapt existing technologies in response to changing market conditions, business customer preferences, industry standards or inability to secure necessary intellectual property licenses, which could require significant capital expenditures. Our inability to adapt to changing technologies, market conditions or subscriber preferences in a timely manner could have a material adverse effect on our business, financial condition, cash flows or results of operations.

There are inherent costs and risks associated with modifying or changing these systems and implementing new systems, including potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. While management seeks to identify and remediate issues, we can provide no assurance that our identification and remediation efforts will be successful or that we will not encounter additional issues as we complete the implementation of these and other systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have an adverse effect on our business, cash flows and operations.

We rely on certain third-party providers of licensed software and services integral to the operations of our business.

Certain aspects of the operation of our business may depend on third-party software and service providers. With regard to licensed software technology, we may become dependent upon the ability of third parties to maintain, enhance or develop our software and services on a timely and cost-effective basis, to meet industry technological standards and innovations to deliver software and services that are free of defects or security vulnerabilities, and to ensure their software and services are free from disruptions or interruptions. Further, these third-party services and software licenses may not always be available to us on commercially reasonable terms or at all.

If the third-party software or services become obsolete, fail to function properly, are incompatible with future versions of our products or services, or are defective or otherwise fail to address our needs, there is no assurance that we would be able to replace the functionality provided by any future third-party software or services with software or services from alternative providers. Any of these factors could have a material adverse effect on our financial condition, cash flows or results of operations.

Risk Factors Relating to Intellectual Property

Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our products.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued United States patents will be issued.

Even if our patent applications succeed and we are issued patents in accordance with them, we are still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the United States. In addition, the claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against and may face liability in respect of claims for infringing, misappropriating or otherwise violating the intellectual property rights of others, which may be time-consuming and could cause us to incur substantial costs and/or materially impact our ability to operate.

From time to time, we may need to take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement, misappropriation or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results and financial condition. Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, or sell our products and services, which could make it more difficult for us to operate our business. We may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights.

We may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses could significantly increase our operating expenses. Companies holding patents or other intellectual property rights relating to smart glass may bring suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all, to redesign our products and services, and/or to establish and maintain alternative branding for our products and services. In the event that we were required to take one or more such actions, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We cannot be certain that our products and services or those of third parties that we incorporate into our products do not and will not infringe the intellectual property rights of others. Many of our competitors and others may now and in the future have significantly larger or more mature patent portfolios than we have. We have been in the past, and may be in the future, subject to claims based on allegations of infringement, misappropriation or other violations of the intellectual property rights of others, including litigation brought by competitors, potential competitors or special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by enforcing intellectual property rights and against whom our patents may therefore provide little or no deterrence or protection.

Regardless of their merits, intellectual property claims divert the attention of our personnel and are often time-consuming and expensive. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages (including, for example, treble damages if we are found to have willfully infringed patents and increased statutory damages if we are found to have willfully infringed copyrights) or discontinue or modify certain products or services that are found to infringe another party’s rights or enter into licensing agreements with costly royalty payments. Defending against claims of infringement, misappropriation or other violations or being deemed to be infringing, misappropriating or otherwise violating the intellectual property rights of others could impair our ability to innovate, develop, distribute and sell our current and planned products and services. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by the discovery process. We have in the past and will continue in the future to seek one or more licenses to continue offering certain products or services, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. Although claims of this kind have not materially affected our business to date, there can be no assurance material claims will not arise in the future.

In some cases, we indemnify certain parties against claims that our products infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Such claims could arise out of our indemnification obligation with our partners and business customers, whom we typically indemnify against such claims. Conversely, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to our technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

We may need to acquire intellectual property that if we are unable to obtain, or if we are unable to adequately protect our intellectual property, we could be competitively disadvantaged.

Our intellectual property, including our patents, trademarks, copyrights, trade secrets and other proprietary rights, constitutes a significant part of our value. Our success depends, in part, on our ability to protect our proprietary technology, brands and other intellectual property against dilution, infringement, misappropriation and competitive pressure. To protect our proprietary technology, we rely on a combination of patent, copyright and trade secret laws of the United States, Canada and other countries, a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection. In addition, we may be required to acquire rights to intellectual property necessary for our operations in the future. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position.

We own a portfolio of issued United States and foreign patents and pending United States and foreign patent applications that relate to a variety of technologies utilized in our business. We may file additional patent applications in the future in the United States and internationally. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner all the way through to the successful issuance of a patent. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention.

Patent, copyright, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

If we are unable to acquire the intellectual property rights we may require in the future or to adequately protect or assert our intellectual property rights, competitors may dilute our brands, manufacture and market similar products and services or convert our business customers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all of our pending patent and trademark applications, and existing or future patents may not provide competitive advantages for our products and services. Furthermore, it is possible that the scope of our issued patents will be insufficient or not have the coverage originally sought, or that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new business customer originations or sales upgrades to existing business customers, lower ours profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our policy is to require our employees that were hired to develop material intellectual property included in our products to execute written agreements in which they assign to us their rights in intellectual property created within the scope of their employment (or, with respect to consultants and service providers, their engagement to develop such intellectual property), but we cannot assure you that we has adequately protected our rights in every such agreement or that we have executed an agreement with every such party. Finally, in order to benefit from the protection of patents and other intellectual property rights, we must monitor and detect infringement, misappropriation or other violations of our intellectual property rights and pursue infringement, misappropriation or other claims in certain circumstances in relevant jurisdictions. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be sufficient. As a result, we may not be able to obtain adequate protection or to effectively enforce our issued patents or other intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.

Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or business customers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps we have taken will prevent misappropriation or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.

If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.

Risk Factors Relating to Privacy and Security

We are continuously expanding and improving our information technology systems and security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted and our operating results and reputation could be harmed.

We are continuously expanding and improving our information technology systems, including implementing new internally developed systems, to assist us in the management of our business. In particular, our volume production of multiple products necessitates continued development, maintenance and improvement of our information technology systems in the United States and other locations abroad, which include product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. We also maintain information technology measures designed to protect us against intellectual property theft, data breaches and other cyber-attacks. The implementation, maintenance and improvement of these systems require significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving and expanding our core systems as well as implementing new systems, including the disruption of our data management, procurement, manufacturing execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or manufacture, sell, and deliver products, or achieve and maintain compliance with, or realize available benefits under, tax laws and other applicable regulations.

We cannot be sure that these systems or their required functionality will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information could be compromised or misappropriated and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

Any unauthorized breach, control or manipulation of our products’ systems could result in loss of confidence in us and our products and harm our business.

Our products contain complex information technology systems. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our products and their systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, products and systems to gain control of, or to change, our products’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by our products. We encourage reporting of potential vulnerabilities in the security of our products via our security vulnerability reporting policy, and we aim to remedy any reported and verified vulnerability. However, there can be no assurance that vulnerabilities will not be exploited in the future before they can be identified, or that our remediation efforts are or will be successful.

Any unauthorized access to or control of our products or our systems or any loss of data could result in legal claims or proceedings. In addition, regardless of our veracity, reports of unauthorized access to our products, our systems or data, as well as other factors that may result in the perception that our products, our systems or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

If our security controls are breached or unauthorized or inadvertent access to business customers’ information or other data are otherwise obtained, our services may be perceived as insecure, we may lose existing business customers or fail to attract new business customers, our business may be harmed, and we may incur significant liabilities.

Our future products may involve the collection, storage, transmission and processing of personal, payment, credit and other confidential and private information of our business customers, and may in certain cases permit access to our business customers’ property or help secure them. Such future products that may present privacy and data risks may be subject to privacy and data protection laws and regulations. We also maintain and processes other confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee, vendor or partner error, malfeasance, or other factors. For example, we may experience instances of our employees, contractors and other third parties improperly accessing ours and/or our business customers’ systems and information in violation of our internal policies and procedures.

Criminals and other nefarious actors may use increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store business customers’ confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation, and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our business customer base, sales, revenue and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.

Further, if a high profile security breach occurs with respect to another provider of smart glass, our existing and potential business customers may lose trust in the security of our services or in smart glass generally, which could adversely impact our ability to retain existing business customers or attract new ones. Even in the absence of any security breach, business customers’ concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Risk Factors Relating to Regulations

Our products and our website, systems, and data we maintain may be subject to intentional disruption, other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales.

We may face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems.

Advances in technology, an increased level of sophistication, and an increased level of expertise of hackers, new discoveries in the field of cryptography or others can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data.

The availability and effectiveness of our products, and our ability to conduct our business and operations, depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems used in our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We anticipate using outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as we do. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service.

Our products and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.

Smart glass is subject to substantial regulation under international, federal, state and local laws. We incur significant costs in complying with these regulations and may be required to incur additional costs to comply with any changes to such regulations, and any failures to comply could result in significant expenses, delays or fines. We may become subject to laws and regulations applicable to the supply, manufacture, import, sale and service of smart internationally. For example, in countries outside of the United States, we may be required to meet standards relating to safety that are often materially different from requirements in the United States, thus resulting in additional investment into the products and systems to ensure regulatory compliance in those countries. This process may include official review and certification of our products by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

We are subject to various government regulations that could impose substantial costs upon us and negatively impact our ability to operate our manufacturing facility.

As a manufacturing company, including with respect to our facility in Olive Branch, Mississippi, we are and will be subject to complex environmental, manufacturing, health and safety laws and regulations, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials. The costs of compliance, including remediating contamination, if any is found on our properties and any changes to our operations mandated by new or amended laws, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facility, which would hinder our operation of this and future facilities. Such costs and delays may adversely impact our business prospects and operating results. Furthermore, any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. We may also be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, for instance, in connection with our sales to airports. Non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

There may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. The laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles that may interfere with our ability to commercialize our products could have a negative and material impact on our business, prospects, financial condition and results of operations.

Many of our products must comply with local building codes and ordinances, and failure of our products to comply with such codes and ordinances may have an adverse effect on our business.

Many of our products must comply with local building codes and ordinances. Building codes may also affect the products our customers are allowed to use, and, consequently, changes in building codes may also affect the sale of our products. These codes and ordinances are subject to future government review and interpretation. If our products fail to comply with such local building codes or ordinances, our ability to market and sell such products would be impaired. Also, should these codes and ordinances be amended or expanded, or should new laws and regulations be enacted, We could incur additional costs or become subject to requirements or restrictions that require us to modify our products or adversely affect our ability to market and sell our products. If our products do not adequately or quickly adapt to building standards, we may lose market share to competitors, which would adversely affect our business, results of operation, financial condition, and cash flows. Furthermore, failure of our products to comply with such codes or ordinances could subject us to negative publicity or damage our reputation.

Compliance with the regulations of the United States Occupational Safety and Health Administration (“OSHA”) can be costly, and non-compliance with such requirements may result in potentially significant monetary penalties, operational delays, negative publicity and adverse effect on our financial condition.
Our operations are subject to regulation under OSHA and other state and local laws and regulations. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. Any such accidents, citations, violations, injuries or failure to comply with industry best practices may subject us to adverse publicity, damage our reputation and competitive position and adversely affect our business.

We will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state, local and foreign laws and regulations. While we will continue to invest substantial resources in worker health and safety programs, there can be no assurance that we will avoid significant liability exposure. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record was to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, business customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations.

We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

Our business is subject to a variety of employment laws and regulations and may become subject to additional requirements in the future. Although we believe we are in material compliance with applicable employment laws and regulations, in the event of a change in requirements, we may be required to modify our operations or to utilize resources to maintain compliance with such laws and regulations. Moreover, we have been and may in the future be subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour disputes, labor standards or healthcare and benefit issues. Our failure to comply with applicable employment laws and regulations and related legal actions against us may affect our ability to compete or have a material adverse effect on our business, financial condition, cash flows or results of operations.

Failure to comply with various privacy and data protection laws and regulations relating to privacy and data protection and information security to which we are subject could harm us.

Our products may process, transmit and store personal, payment and other confidential and private information of our business customers, thus posing a privacy and data risk in the future. Our privacy policy is posted on our website, and any failure by it or other partners to comply with it or with federal, state or international privacy, data protection or security laws or regulations could result in regulatory or litigation-related actions against us, legal liability, fines, damages and other costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application. Although we take steps to protect the security of our business customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if third parties improperly obtain and use the personal information of our business customers or it otherwise experiences a data loss with respect to business customers’ personal information. A major breach of our network security and systems could have negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced demand for our products and harm to our reputation and brand.

Our collection, retention, transfer and use of this information may be governed by United States and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or we may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services or breaches experienced by our service providers and/or partners. For example, the State of California enacted the California Consumer Privacy ACT (“CCPA”), effective in January 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which may create new requirements for us and other companies that operate in California.

Many jurisdictions have established their own data security and privacy legal and regulatory frameworks with which View or our vendors or partners must comply to the extent our operations expand into these geographies or the laws and regulations in these frameworks otherwise may be interpreted to apply to us. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. We are also bound by contractual requirements relating to privacy, data protection and information security, and may agree to additional contractual requirements addressing these matters from time to time.

Our compliance with these various requirements increases our operating costs, and additional laws, regulations, standards or protocols (or new interpretations of existing laws, regulations, standards or protocols) in these areas may further increase our operating costs and adversely affect our ability to effectively market our products and services. In view of new or modified legal obligations relating to privacy, data protection or information security, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our products and services and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new services and features could be limited.

Further, our failure or perceived failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a loss of business customers’ data, fines, sanctions and other liabilities and additional restrictions on our collection, transfer or use of business customers’ data. In addition, our failure to comply with any of these laws, regulations, standards, protocols or other obligations could result in a material adverse effect on our reputation, business customer attrition, new business customer origination, financial condition, cash flows or results of operations.

We may fail to obtain or maintain necessary licenses or otherwise fail to comply with applicable laws and regulations.

Our business focuses on contracts and transactions with business customers and therefore is and was subject to a variety of laws, regulations and licensing requirements that govern our interactions with business customers, including those pertaining to privacy and data security, business customer financial transactions and warranties. We are a licensed service provider in each market where such licensure is and was required. Our business may become subject to additional such requirements in the future. In certain jurisdictions, we are also required to obtain licenses or permits to comply with standards governing marketing and sales efforts, servicing of business customers, monitoring station employee selection and training and to meet certain standards in the conduct of our business. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We strive to comply with all applicable laws and regulations relating to our interactions with business customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, our practices. Our non-compliance with any such law or regulations could also expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business. Delays in obtaining, or failing to obtain, approvals or rights, such as permitting, interconnection, or land usage approvals or rights, could affect our business customers’ builds. We may incur significant expenses to comply with such laws and regulations, and increased regulation of matters relating to our interactions with business customers could require us to modify our operations and incur significant additional expenses, which could have an adverse effect on our business, financial condition and results of operations. If we expand the scope of our products or services or our operations in new markets, we may be required to obtain additional licenses and otherwise maintain compliance with additional laws, regulations or licensing requirements.

Changes in these laws or regulations or their interpretation, as well as new laws, regulations or licensing requirements which may be enacted, could dramatically affect how we do business, acquire business customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.

We are subject to requirements relating to environmental and safety regulations and environmental remediation matters which could adversely affect our business, results of operation and reputation.

We are subject to federal, state and local environmental laws and regulations governing, among other things, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. Our suppliers are also subject to federal, state and local environmental laws and regulations, and their use of hazardous materials may adversely impact their operations and the availability of raw materials. While we adapt our manufacturing and distribution processes to the environmental control standards of regulatory authorities, we cannot completely eliminate the risk of accidental contamination or injury from hazardous or regulated materials, including injury of our employees, individuals who handle our products, or others who claim to have been exposed to our products, nor can we completely eliminate the unanticipated interruption or suspension of operations at our facilities due to such events. We may be held liable for significant damages or fines in the event of contamination or injury, and such assessed damages or fines could have an adverse effect on our financial performance and results of operations.

For example, in April 2022, View and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement resolving the prospect of claims and charges against us relating to certain discharges of water without first obtaining a pretreatment permit. The terms of the potential global settlement agreement include, among others, a $3.0 million fine, $1.5 million civil penalty, a $0.5 million community service payment, wastewater reduction requirements, as well as probation and oversight for three years. For further discussion of the potential global settlement agreement, as well as our other legal proceedings refer to Item 3, “Legal Proceedings” and Note 9 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report.

There are capital, operating and other costs associated with compliance with these environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, which would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event that the U.S. government or other others enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased operating costs and could require us to make significant financial expenditures that cannot be predicted with certainty at this time. Non-compliance with such environmental regulations may result in litigation, additional regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances, or ability to operate.

We may face regulatory limitations on our ability to sell products directly which could materially and adversely affect our ability to sell our products.

We sell our products directly to business customers. There may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell products directly to business customers could have a negative and material impact our business, prospects, financial condition and results of operations.

Risk Factors Relating to Liabilities

We could be subject to liability, penalties and other restrictive sanctions and adverse consequences arising out of certain governmental investigations and proceedings.

We are currently cooperating and intends to continue to cooperate with certain government investigations. For example, in January 2022, we were informed that the SEC is conducting a formal investigation into the adequacy of our previously reported warranty accrual. In addition, View and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement relating to certain discharges of water without first obtaining a pretreatment permit. For additional information about these matters, refer to “Item 3, “Legal Proceedings” and Note 9 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report. However, we cannot predict the outcome or impact of any future potential matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the United States Department of Justice, or any other government agency were to pursue legal action in the future. Moreover, we have incurred and expect to continue to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.

Our insurance strategy may not be adequate to protect us from all business risks.

We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God and other claims against it, for which we may have no insurance coverage. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and operating results.

We are subject to all of the ordinary course operating hazards and risks that may come with the provision of our products and services and business operations. In addition to contractual provisions limiting our liability to business customers and third parties, we maintain insurance policies in such amounts and with such coverage and deductibles as required by law and that we believe are reasonable and prudent. Nevertheless, such insurance may not be adequate to protect us from all the liabilities and expenses that may arise from claims for personal injury, death or property damage arising in the ordinary course of our business and current levels of insurance may not be able to be maintained or be available at economical prices. If a significant liability claim is brought against us that is not covered by insurance, then we may have to pay the claim with our own funds, which could have a material adverse effect on our business, financial condition, cash flows or results of operations. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

Litigation, complaints or adverse publicity or unauthorized use of our brand name could negatively impact our business, financial condition and results of operations.

From time to time, we engage in the defense of, and may in the future be subject to, certain investigations, claims and lawsuits arising in the ordinary course of our business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential business customers and suppliers, intellectual property matters, personal injury claims (e.g., OSHA), environmental issues, tax matters and employment matters. It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Any resulting actions or negative publicity could reduce the volume of our new business customer origination or increase attrition of existing business customers. See Item 3, “Legal Proceedings”, of this Annual Report for additional information about current and potential legal proceedings involving the Company. Any of the foregoing may materially and adversely affect our business, financial condition, cash flows or results of operations.

Unauthorized use of our brand name by third parties may also adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, internal policies and agreements with our employees, business customers, business partners and others to protect the value of our brand name. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand name. We may not be successful in investigating, preventing or prosecuting all unauthorized third-party use of our brand name. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could adversely affect our reputation, business, financial condition, results of operations and cash flows.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Although we design our products and tempers our glass to be the safest smart glass in the industry, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our products do not perform or are claimed to not have performed as expected. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results.

Our current and future warranty reserves may be insufficient to cover future warranty claims which could adversely affect our financial performance.

If our warranty reserves are inadequate to cover future warranty claims on our products, our business, prospects, financial condition and operating results could be materially and adversely affected. We evaluate warranty reserves on an ongoing basis and record liabilities for matters in which losses are probable and the amount of loss can be reasonably estimated.

In 2019, we identified a quality issue with certain materials purchased from one of our suppliers utilized in the manufacturing of certain IGUs. We stopped using the affected materials upon identification of the quality issue in 2019. As of December 31, 2021, we had a low warranty claim rate related to this matter. We have replaced and expects to continue to replace affected IGUs for the remainder of the period covered by the warranty. We developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. The statistical model considered the volume, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, we recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs we expect to incur to replace the IGUs. The total warranty liability included $36.2 million and $42.1 million as of December 31, 2021 and 2020, respectively, related to these IGUs. It is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate. Considering the limited failure rate data available to-date and the uncertainty inherent in the failure analysis, including the projected costs to replace defective IGUs in future years, the actual timing of the failures, and the number of defective IGUs, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate.

Our business may be adversely affected by any disruptions caused by union activities.

Although our employees are currently not unionized and we have not experienced any work stoppages since our inception, it is not uncommon for employees at manufacturing companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Although we work diligently to provide the best possible work environment for our employees, our employees may decide to join or seek recognition to form a labor union in the future, or we may be required to become a union signatory. If a work stoppage occurs, it could delay the manufacture and sale of our products and have a material adverse effect on our business, prospects, operating results or financial condition.

Risk Factors Relating to Debt and Credit

Adverse developments in the credit markets may impair our ability to secure debt financing.

In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. The United States and global economies suffered dramatic downturns as a result of the COVID-19 pandemic, a deterioration in the credit markets and related financial crisis, as well as a variety of other factors including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. If these conditions recur or persist, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

The COVID-19 pandemic has, and until fully resolved could again, result in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. The duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact credit markets and our business, results of operations and financial condition.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the United States dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Risk Factors Relating to Financial Results and Ownership of View Class A Common Stock

Loss of a major customer could result in a decrease in our future sales and earnings.

In any given quarter or year, sales of our products may be concentrated in a few major customers, including glaziers and low voltage electricians. For the years ended December 31, 2021, two customers represented greater than 10.0% of total revenue, accounting for 24.0%. For the years ended December 31, 2020 and 2019, one customer accounted for 10.2% and 11.2% of total revenue, respectively.

We anticipate that a limited number of customers in any given period may account for a substantial portion of our total net revenue for the foreseeable future. The business risks associated with this concentration, including increased credit risks for these and other customers and the possibility of related bad debt write-offs, could negatively affect our margins and profits. Additionally, the loss of a major customer, whether through competition or consolidation, or a disruption in sales to such a customer, could result in a decrease of our future sales and earnings.

If we are unable to achieve our targeted manufacturing costs for our products, our financial condition and operating results may suffer.

While we are continuing to and expect in the future to realize cost reductions by both us and our suppliers, including through increased production, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals, or our other financial targets. We incur significant costs related to procuring the materials required to manufacture our products and compensating our personnel. If our efforts to continue to decrease manufacturing costs are not successful, we may incur substantial costs or cost overruns in utilizing and increasing the production capability of our manufacturing facility. Many of the factors that impact our manufacturing costs are beyond our control, such as potential increases in the costs of our materials and components. If we are unable to continue to control and reduce our manufacturing costs, our operating results, business and prospects will be harmed.

Our business model of manufacturing smart glass is capital-intensive, and we may not be able to raise additional capital on attractive terms, if at all, which could be dilutive to stockholders. If we cannot raise additional capital when needed, our operations and prospects could be materially and adversely affected.

The development, design, manufacture and sale of our products is a capital-intensive business, for which significant amounts of capital have already been invested at our facility. As a result of our investments of capital, we maintain a facility with a production line that can meet our near-term projections for sale and production. Over time, until we are generating positive free cash flows, we will need to raise additional funds, including through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our products, any significant unplanned or accelerated expenses, new strategic investments, or refinancing of our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be adversely affected.

From time to time, we may use capital from third-party investors to enable our business customers access to our products. The availability of this financing depends upon many factors, including the confidence of the investors in the smart glass industry, the quality and mix of our business customer contracts, any regulatory changes impacting the economics of our existing business customer contracts, changes in law (including tax law), risks or government incentives associated with these financings, and our ability to compete with other smart glass companies for the limited number of potential investors. Moreover, while interest rates remain at low levels, they have risen in recent periods. If the rate of return required by investors rises as a result of a rise in interest rates, we will reduce the present value of the business customer payment streams underlying, and therefore the total value of, our financing structures, increasing our cost of capital. If we are unable to establish new financing funds on favorable terms for third-party ownership arrangements, our cost of capital could increase and our liquidity may be negatively impacted, which would have an adverse effect on our business, financial condition and results of operations.

We may fail to meet our publicly announced guidance or other expectations about our business in the future, which could cause our future stock price to be adversely affected.

We periodically provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenue, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate, such as the timing of new product manufacturing ramps. Our guidance may be based on certain assumptions such as those relating to global and local economic conditions, anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of View common stock could be adversely affected in the future.

Future sales of View stock, or the perception of future sales, by us or our stockholders in the public market could cause the market price for View Class A common stock to decline.
The sale of shares of View Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of View Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of View Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

We are exposed to fluctuations in currency exchange rates, which could affect our financial results.

A small portion of our revenue is denominated in Canadian Dollars. Accordingly, we may be adversely affected by currency fluctuations in the United States Dollar versus Canadian Dollar. Weaker foreign currencies relative to the United States Dollar may result in lower levels of reported revenue with respect to foreign currency-denominated sales on our United States Dollar-denominated financial statements. Foreign exchange rates are influenced by many factors outside of our control, including but not limited to: changing supply and demand for a particular currency, monetary policies of governments (including exchange-control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or an investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions and currency devaluations and revaluations. The resulting fluctuations in the exchange rates for the other currencies could have an adverse effect on our financial condition and results of operations.

We are subject to collection risks.

We may face normal collection risks with business customers and suppliers. If we fail to collect from our business customers, our business and operating results could be adversely affected.

Risk Factors Relating to Acquisitions

Future transactions could pose risks.

We frequently evaluate strategic opportunities both within and outside our existing lines of business. We expect from time to time to pursue additional business opportunities and may decide to eliminate or acquire certain businesses, products or services. There are various risks and uncertainties associated with potential acquisitions and divestitures, including: (i) availability of financing; (ii) difficulties related to integrating previously separate businesses into a single unit, including product and service offerings, distribution and operational capabilities and business cultures; (iii) general business disruption; (iv) managing the integration process; (v) diversion of management’s attention from day-to-day operations, (vi) assumption of costs and liabilities of an acquired business, including unforeseen or contingent liabilities or liabilities in excess of the amounts estimated; (vii) failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; (viii) potentially substantial costs and expenses associated with acquisitions and dispositions; (ix) failure to retain and motivate key employees; and (x) difficulties in applying our internal control over financial reporting and disclosure controls and procedures to an acquired business. Any or all of these risks and uncertainties, individually or collectively, could have material adverse effect on our business, financial condition, cash flow or results of operations. We can offer no assurance that any such strategic opportunities will prove to be successful. Among other negative effects, our pursuit of such opportunities could cause our cost of investment in new business customers to grow at a faster rate than our recurring revenue and fees collected at the time of sale. Additionally, any new product or service offerings could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital.

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments. In particular, we may not succeed in making acquisitions or be effective in integrating such acquisitions.

We may make acquisitions and investments in the future as part of our growth strategy. We will evaluate the tactical or strategic opportunities available related to complementary businesses, products or technologies. There can be no assurance that we will be successful in making future acquisitions. Even if we are successful in making acquisitions, integrating an acquired company’s business into our operations or investing in new technologies may (i) result in unforeseen operating difficulties and large expenditures and (ii) absorb significant management attention that would otherwise be available for the ongoing development of our business, both of which may result in the loss of key business customers or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain the key employees that may be necessary to operate the businesses we acquire and we may not be able to attract, in a timely manner, new skilled employees and management to replace them.

We may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. Further, we may not be able to obtain the necessary regulatory approvals, including those of competition authorities and foreign investment authorities, in countries where we seek to consummate acquisitions or make investments. For those and other reasons, we may ultimately fail to consummate an acquisition, even if we announce the intended acquisition.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed.

As discussed herein, management has determined that we did not maintain effective controls over financial reporting as of December 31, 2021 due to the existence of material weaknesses, which we may not be able to remediate in a timely manner. See also “We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely impact the reliability of our financial statements, cause us to submit our financial statements in an untimely fashion, result in material misstatements in our financial statements and cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.” We cannot be certain as to the timing of completion of our remediation actions or their effect on our operations. If we are unable to remediate in a timely manner, this may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of View Common Stock.

Risk Factors Relating to our Governance Documents

Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Unless we consent in writing to the selection of an alternative forum, derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action; provided, however, that, in the event that the Court of Chancery of the State of Delaware lacks subject matter jurisdiction over any such action or proceeding, the sole and exclusive forum for such action or proceeding shall be another state or federal court located within the State of Delaware, in each such case, unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

The exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive, and this exclusive forum provision does not purport to waive, compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

This choice of forum provision may limit the ability of a View stockholder to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in the Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

The provision of our charter that authorizes our Board to issue preferred stock from time to time based on terms approved by our Board may delay, defer or prevent a tender offer or takeover attempt that public stockholders might consider in their best interest.

The provision of our charter that authorizes our Board to issue preferred stock from time to time based on terms approved by our Board may delay, defer or prevent a tender offer or takeover attempt that you might consider in your best interest.

Risk Factors Relating to our Management

The ability of our management to operate the business successfully will be largely dependent upon the efforts of certain key personnel of ours. The loss of such key personnel could negatively impact the operations and financial results of ours.

The ability of our management to operate the business successfully is dependent upon the efforts of certain key personnel of ours. Although we expect key personnel to remain with us, there can be no assurance that they will do so. It is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of ours. Furthermore, certain of the key personnel of View may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Risk Factors Relating to Dividends

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risk Factors Relating to Securities and Industry Analysts

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. There has been limited research coverage by securities and industry analysts on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Risk Factors Relating to Warrants

Private Placement Warrants are exercisable for our Class A common stock, which, if exercised would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Private Placement Warrants to purchase an aggregate approximately 366,666 shares of our Class A common stock became exercisable on August 31, 2021. The exercise price of these Private Placement Warrants is $11.50 per share. To the extent such Private Placement Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Private Placement Warrants may be exercised could adversely affect the market price of our Class A common stock.

There is no guarantee that our Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our Warrants is $11.50 per share of Class A common stock. There is no guarantee that any of our Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless.

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to a Warrant holder, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants at any time while they are exercisable and prior to their expiration, provided that the last sales price of the Class A common stock reported has been at least $18.00 per share (subject to certain adjustments) on each of twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which notice of the redemption is given. If and when the Warrants become redeemable by us, we may exercise our redemption right. Redemption of the outstanding Warrants could force Warrant holders to: (1) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (2) sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of the Warrants.

In addition, we may redeem Warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the Warrants are “out-of-the-money,” in which case Warrants holders would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had the Warrants remained outstanding.

The Warrants may not be in the money after they become exercisable, they may expire worthless and the terms of the Warrants may be amended in a manner that may be adverse to holders of our Warrants with the approval by the holders of a majority of the then outstanding Public Warrants, or, in the case of an amendment solely to the Private Placement Warrants, the approval of a majority of the holders of the then outstanding Private Placement Warrants. As a result, the exercise price of the Warrants could be increased, the Warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a Warrant could be decreased, all without a Warrant holder’s approval.

The Warrants may never be in the money, and they may expire worthless. Our Warrants were issued in registered form under a warrant agreement, dated as of August 26, 2020, between Continental and us (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder (i) for the purpose of curing any ambiguity, or curing, correcting or supplementing any defective provision contained in the Warrant Agreement or adding or changing any other provisions with respect to matters or questions arising under the Warrant Agreement as the parties thereto may deem necessary or desirable and that the parties thereto deem shall not adversely affect the interest of the Warrant holders, and (ii) to provide for the delivery of Alternative Issuance (as defined in the Warrant Agreement) pursuant to Section 4.4 of the Warrant Agreement. All other modifications or amendments require the vote or written consent of the holders of a majority of the then outstanding Public Warrants. Any amendment solely to the Private Placement Warrants require the vote or written consent of a majority of the holders of the then outstanding Private Placement Warrants. Notwithstanding the foregoing, we may lower the price per share at which the shares of Class A common stock may be purchased at the time a Warrant is exercised or extend the duration of the exercise period pursuant to Sections 3.1 and 3.2 of the Warrant Agreement, respectively, without the consent of the Warrant holders.

Accordingly, we may amend the terms of the Warrant Agreement in a manner adverse to a holder if the holders of a majority of the then outstanding Public Warrants approve of such amendment or, in the case of an amendment solely to the Private Placement Warrants, if a majority of the holders of the then outstanding Private Placement Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the appropriate consent(s) is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a Warrant.

Risk Factors Relating to Ownership of Our Securities

We have in the past and may in the future issue additional securities without your approval, which would dilute your ownership interests and may depress the market price of our securities.

We have in the past and may in the future issue additional shares of Class A common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•existing stockholders’ proportionate ownership interest in our company will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding common stock may be diminished; and
•the market price of our securities may decline.

Resales of our securities may cause the market price of our securities to drop significantly, even if our business is doing well.

Subject to certain exceptions, a number of our stockholders were contractually restricted from selling or transferring their shares until the earlier of (i) six (6) months after the Closing, or (ii) the date after the Closing on which we consummate a liquidation, merger, share exchange, reorganization, tender offer or other similar transaction after the Closing which results in all of our stockholders having the right to exchange their equity holdings in View for cash, securities or other property. However, following the expiration of such lockups on September 8, 2021, the View stockholders are no longer restricted from selling their securities, other than by applicable securities laws.

The 119,860,088 shares that were subject to the Lock-Up Agreements constitute approximately 55.5% of our outstanding Class A common stock. Additionally, 17,033,303 shares of our Class A common stock are issuable upon the exercise of our Warrants. The warrants became exercisable on August 26, 2021. All of the Founder Shares, PIPE Shares, Private Placement Shares, the shares under the Engagement Letter, the shares issuable upon the vesting of Restricted Stock Units, and the Private Placement Warrants have been registered for resale under the Securities Act. As the lock-up restrictions have expired and the warrants are exercisable, the sale or possibility of sale of shares could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

The trading price of our Class A common stock and warrants has been volatile and may be in the future.

The trading price of our Class A common stock and warrants has been, and may be in the future, highly volatile and subject to wide fluctuations due to a number of factors such as the following, some of which will be beyond our control. Some of the factors that could negatively affect the market price of our Class A common stock and warrants or result in significant fluctuations in price, regardless of our actual operating performance, include:

•our ability to regain and maintain the listing of our securities on the Nasdaq;
•our ability to regain and maintain compliance with SEC and Nasdaq rules;
•actual or anticipated variations in our quarterly operating results;
•results of operations that vary from the expectations of securities analysts and investors;
•the impact of the continued effects of and responses to the ongoing COVID-19 pandemic and conflict in Ukraine;
•changes in financial estimates by us or by any securities analysts who might cover our securities;
•conditions or trends in our industry;
•changes in the market valuations of similar companies;
•changes in the markets in which we operate;

•stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the smart glass industry;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures, capital commitments, strategic partnerships or divestitures;
•investors’ general perceptions of our company and our business;
•announcements by third parties of significant claims or proceedings against us;
•actions by stockholders, including the sale of shares of our common stock;
•speculation in the press or investment community;
•recruitment or departure of key personnel;
•overall performance of the equity markets;
•disputes or other developments relating to intellectual property rights, including patents, litigation matters and our ability to obtain, maintain, defend, protect and enforce patent and other intellectual property rights for our technologies;
•uncertainty regarding economic events;
•changes in interest rates;
•general market, political and economic conditions, including an economic slowdown;
•our operating performance and the performance of other similar companies;
•our ability to accurately project future results and our ability to achieve those and other industry and analyst forecasts;
•new legislation or other regulatory developments that adversely affect us, our markets or our industry; and
•other events or factors, many of which are beyond our control.

Furthermore, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, and often occurs without regard to the operating performance of the affected companies. Therefore, factors that have little or nothing to do with us could cause the price of our Class A common stock and warrants to fluctuate, and these fluctuations or any fluctuations related to our company could cause the market price of our Class A common stock and warrants to decline materially.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We are headquartered in Milpitas, California and manufacture our product at our facility located in Olive Branch, Mississippi. Our research and development activities are conducted at both our Milpitas and Olive Branch locations. We lease approximately 804,104 square feet of manufacturing space in Olive Branch under a lease expiring in March 2028. We also lease office space of 77,200 square feet in Milpitas under a lease expiring in September 2028. As of December 31, 2021, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch facility which continues to be our sole manufacturing hub since 2010. We believe our current facilities are secure under long-term leases and will support our anticipated growth over the next several years. As demand for our products increases, we expect to expand our operations in Olive Branch through the completion of a second production line, but do not intend to add new facilities in the near future.

Item 3. Legal Proceedings

From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, commercial matters and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. We are also defendants in judicial and administrative proceedings involving matters incidental to our business.

We accrue a charge when our management determines that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies, but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. We may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time.

Northern District of Mississippi Environmental Matter

In September and August of 2021, the Mississippi Commission on Environmental Quality (“MCEQ”), Desoto County Regional Utility Authority (“DCRUA”) and the City of Olive Branch, Mississippi (“Olive Branch”), each issued notices and orders to the Company with respect to our discharges of water from our Olive Branch facility into the publicly owned treatment works (“POTW”) of DCRUA and Olive Branch without first obtaining a pretreatment permit. In August 2021, a Subpoena to Testify Before a Grand Jury was issued out of the United States District Court for the Northern District of Mississippi (“Subpoena”) requiring us to produce to the Environmental Protection Agency (“EPA”) various documents relating to environmental matters at our Olive Branch facility, including but not limited to hazardous waste records, air emissions records, storm water discharges records and wastewater disposal records. We have cooperated fully with each such notice, order and Subpoena.

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

(1)the Company pleading guilty to a single misdemeanor count for negligently discharging wastewater to a POTW without first obtaining a pretreatment permit in violation of 33 U.S.C. § 1319(c)(1)(A);

(2) the Company paying a fine of $3.0 million over a three-year period in equal installments of $1.0 million to the federal government;

(3) the Company paying a special assessment of $125 to the federal government pursuant to 18 U.S.C. § 3013(a)(1)(B);

(4) the Company entering a separate civil Agreed Order with the MCEQ that requires the payment of a separate civil penalty of $1.5 million;

(5) the Company making a separate community service payment in the amount of $0.5 million to DCRUA, to be used for the sole purpose of expanding wastewater treatment capacity in DeSoto County, Mississippi, within 30 days of entering the Plea Agreement;

(6) the Company implementing an environmental management system that conforms to ISO 14001:2015 standards or a similar environmental management system approved by the United States Environmental Protection Agency, which is expected to result in $0.3 million in consulting and personnel costs;

(7) the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $2.0 million in capital expenditures to install a wastewater treatment and recycling system;

(8) the Company obtaining a pretreatment permit from MDEQ, or entering an Agreed Order with MCEQ and operating in compliance with that Agreed Order until a permit can be obtained;

(9) the Company obtaining wastewater discharge permits from DCRUA and Olive Branch, or entering into Consent/Compliance Order(s) or Agreement(s) with DCRUA and Olive Branch that are consistent with any Agreed Order entered with MCEQ and operating in compliance with such Consent/Compliance Order(s) or Agreement(s) until permits can be obtained; and

(10) the Company agreeing to probation for three years.

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

We have recognized the $5.0 million of penalties we expect to incur in conjunction with this settlement within Other expense, net, for the year ended December 31, 2021, which is included within Accrued expenses and other current liabilities as of December 31, 2021.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “VIEW” and “VIEWW”, respectively.

Holders

As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: VIEW). As of June 10, 2022, there were approximately 95 holders of record of approximately 219,222,346 shares of Class A Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees. There were approximately 2 holders of record of approximately 17,033,303 public and private warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our Class A common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

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

Pursuant to the Merger Agreement, the Business Combination between the Company and Legacy View was effected through the merger of Merger Sub with and into Legacy View, with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, the Company changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name from View, Inc. to View Operating Corporation.

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

Following the Effective Time, View granted 12,500,000 performance-based restricted stock units for shares of Class A Common Stock of the Company (the “Officer RSUs”) and 5,000,000 options to purchase Class A Common Stock of the Company (the “Officer Options” and together with the Officer RSUs, the “Officer Earnout Awards”) to View’s executive officers. The Officer RSUs are subject to both time and market based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months, subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months. For further details about the Officer Earnout Awards, see Note 14 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” and Part III, Item 13. “Executive Compensation” of this Form 10-K

Following the Effective Time, View granted a nonqualified stock option award to its CEO to purchase 25,000,000 shares of Class A Common Stock of the Company at an exercise price of $10.00 per share (“CEO Option Award”), which will vest in ten equal tranches upon the achievement of certain stock price hurdles as specified for each tranche, subject to the CEO’s continued employment. For further details about the CEO Option Award, see Note 14 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” and Part III, Item 13. “Executive Compensation” of this Form 10-K.
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

In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of December 31, 2021, 114,973 restricted stock units of these RSUs have vested.

On December 1, 2021, we issued 2,000,000 shares of unregistered Class A common stock to RXR Urban Workplaces LLC and a warrant to purchase 1,000,000 shares of Class A common Stock as consideration for the purchase of certain assets relating to the WorxWell business line. The View common stock issued is subject to a lockup period of the earlier of (i) December 1, 2026, (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control. The warrant has an exercise price of $10.00 per share and may only be exercised on or after the earliest of (i) December 1, 2026 (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control.

Issuer Purchases of Equity Securities

None.

Securities authorized for issuance under equity compensation plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Annual Report on Form 10-K.
Item 6. [Reserved]
The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As described in the Explanatory Note above and in Note 2 of “Notes to the Condensed Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K, we have restated our annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019. This Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, reflects the restatement of the previously reported financial information for these periods, including but not limited to, information within the Results of Operations section.
The following management’s discussion and analysis is provided in addition to the accompanying consolidated financial statements and notes, and for a full understanding of View’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes included in this Annual Report on Form 10-K included in Part II, Item 8, "Financial Statements and Supplementary Data."

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

Today, View’s Smart Glass products are installed into approximately 40 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, View continues to sell smart windows through our Smart Glass offering and several, individual smart building products through our Smart Building Technologies offerings.
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the years ended December 31, 2021, 2020 and 2019 our revenue was $74.0 million, $32.9 million and $24.0 million respectively, representing period-over-period growth of 124.8% and 37.4%, respectively.

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
The above growth strategies depend upon our ability to continue as a going concern. As of the date of this Annual Report, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Annual Report on Form 10-K. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute these long-term business plans. See risk factor titled “We have concluded that substantial doubt about our ability to continue as a going concern exists, as our continued existence is dependent upon our ability to raise additional capital through outside sources” in Part I, Item 1A “Risk Factors” of this Annual Report for further discussion.
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
•View Building Performance. Our configurable application and web-based tool that enables building managers to measure, optimize and automate building performance with comprehensive, contextual, and actionable insights consolidated from disparate on-premises and cloud-based systems.

•View Workplace Experience. Our configurable application and web-based tool that enables corporate facilities managers to create healthier, more efficient, and more productive workplaces by uncovering actionable insights related to building health, space utilization and workplace operations.
We expect our research and development expenses to increase in absolute dollars over time to maintain our differentiation in the market.
Competition
We compete in the commercial window industry and the electrochromic glass industry, as well as within the larger smart building products industry, each of which is highly competitive and continually evolving as participants strive to distinguish themselves within their markets, including through product performance, addition of new features, and price. We believe that our main sources of competition are existing commercial window manufacturers, electrochromic glass manufacturers, and companies developing smart building products and intrusion detection solution technologies. We believe the primary competitive factors in our markets are:
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
As of December 31, 2021, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. Refer to the Liquidity and Capital resources section below for further discussion.
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
View Smart Glass
We have historically generated revenue as a materials provider from (i) the manufacturing and sale of View Smart Glass IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the View Smart Glass CSS, which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that, when combined with the IGUs, enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company. The glaziers and LVEs subcontracted by the end user are responsible for ensuring satisfactory adherence to the design document as the products are installed.
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
Cost of Revenue
Cost of revenue consists primarily of the costs to manufacture and source our products, including the costs of materials, customer support, outside services, shipping, personnel expenses including salaries and related personnel expenses and stock-based compensation expense, equipment and facility expenses including depreciation of manufacturing equipment, rent and utilities, and insurance and taxes, warranty costs, and inventory valuation provisions.

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
Income from Legal Settlement

Income from legal settlement in fiscal year 2019 represents a receivable for a malpractice legal settlement from one of our former attorneys.
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
Gain (loss) on Fair Value Change, Net
Our Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain (loss) on fair value change, net in the consolidated statements of operations. The redeemable convertible preferred stock warrants were converted to common stock as a result of the Merger. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the Warrants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt comprises a loss arising from the extinguishment of debt as a result of repayment in full of an equipment loan in fiscal year 2019 and our revolving debt facility in fiscal year 2021.
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
Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2021		2020		2019
			(As Restated)		(As Restated)
	Amount	% net of sales	Amount	% net of sales	Amount	% net of sales
Revenue	$74,007	100.0%	$32,926	100.0%	$23,955	100.0%
Costs and expenses:
Cost of revenue	194,714	263.1%	120,634	366.4%	203,732	850.5%
Research and development	93,477	126.3%	68,822	209.0%	74,850	312.5%
Selling, general, and administrative	131,214	177.3%	73,958	224.6%	73,530	307.0%
Income from legal settlement	—	—%	—	—%	(22,500)	(93.9)%
Total costs and expenses	419,405	566.7%	263,414	800.0%	329,612	1376.0%
Loss from operations	(345,398)	(466.7)%	(230,488)	(700.0)%	(305,657)	(1276.0)%
Interest and other income (expense), net:
Interest income	65	0.1%	499	1.5%	5,591	23.3%
Interest expense	(5,954)	(8.0)%	(26,820)	(81.5)%	(10,594)	(44.2)%
Other expense, net	(6,355)	(8.6)%	(32)	(0.1)%	(108)	(0.5)%
Gain (loss) on fair value change, net	24,290	32.8%	7,155	21.7%	1,750	7.3%
Loss on extinguishment of debt	(10,018)	(13.5)%	—	—%	(3,040)	(12.7)%
Interest and other income (expense), net	2,028	2.7%	(19,198)	(58.3)%	(6,401)	(26.7)%
Loss before benefit (provision) of income taxes	(343,370)	(464.0)%	(249,686)	(758.3)%	(312,058)	(1302.7)%
Benefit (provision) for income taxes	392	0.5%	(40)	(0.1)%	(51)	(0.2)%
Net and comprehensive loss	$(342,978)	(463.4)%	$(249,726)	(758.4)%	$(312,109)	(1302.9)%

Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2021	2020	2019
Smart Glass	$41,740	$32,926	$23,955
Percentage of total revenue	56.4%	100.0%	100.0%
Smart Building Platform	28,686	—	—
Percentage of total revenue	38.8%	—%	—%
Smart Building Technologies	3,581	—	—
Percentage of total revenue	4.8%	—%	—%
Total	$74,007	$32,926	$23,955
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2021	2020	2019
United States	$63,519	$30,690	$19,394
Percentage of total revenue	85.8%	93.2%	81.0%
Canada	9,555	1,351	4,474
Percentage of total revenue	12.9%	4.1%	18.7%
Other	933	885	87
Percentage of total revenue	1.3%	2.7%	0.4%
Total	$74,007	$32,926	$23,955

For the year ended December 31, 2021, total revenue of $74.0 million represented an increase of $41.1 million or 124.8% from $32.9 million for the year ended December 31, 2020. This increase was primarily driven by higher volumes due to increased customer demand for Smart Glass, expanded revenues associated with the new View Smart Building Platform offering, and revenue from new Smart Building Technologies products, including from products acquired through the ioTium and WorxWell acquisitions in the second half of 2021. The increased demand is attributable to a continued increase in market awareness of our products and stronger relationships with our ecosystem partners.

For the year ended December 31, 2020, total revenue of $32.9 million represented an increase of $9.0 million or 37.4% from $24.0 million for the year ended December 31, 2019. This increase was primarily driven by an increase in average selling price and higher volumes was also a contributor to the increase. The increase in total volume was attributable to a greater market awareness of our products and stronger relationships with our ecosystem partners. The increase in average selling price represents greater recognition of the benefits brought to the building owners, tenants and developers.
Costs and Expenses
Cost of Revenue

	Fiscal Year Ended December 31,
	2021		2020		2019
	Amount	% net of sales	Amount	% net of sales	Amount	% net of sales
Cost of revenue	$194,714	263.1%	$120,634	366.4%	$203,732	850.5%

Cost of revenue increased by $74.1 million or 61.4% from $120.6 million in the year ended December 31, 2020 to $194.7 million in the year ended December 31, 2021. Cost of revenue as a percentage of revenue decreased from 366.4% to 263.1%, reflecting the benefit of higher production volume in fiscal year 2021, as well as favorable product mix across the three product offerings.

We continue to incur significant base operating costs as a result of our investment in manufacturing capacity to provide for future demand. However, the increase in production volume in fiscal year 2021 resulted in lower costs to manufacture each IGU when compared to fiscal year 2020 due to the absorption of our significant base operating costs. In addition, the favorable impact from product mix in fiscal year 2021 compared to fiscal year 2020 reflected revenues from higher margin Smart Building Platform and Smart Building Technologies products. This favorability from better absorption of our significant base operating costs was offset by contract losses associated with View Smart Building Platform contracts where total estimated costs exceeded total contracted revenue at the time of contract execution and an upfront loss was recognized as cost of revenue within an initial loss accrual prior to any costs actually being incurred on the contract. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. The balance of estimated contract losses for work that had not yet been performed as of December 31, 2021 totaled $20.7 million, which resulted in an increase in our cost of revenue as a percentage of revenue. The majority of this work is expected to be completed in 2022 and will result in lower cost of revenue as a percentage of revenue for these individual contracts. However, we would recognize additional loss accruals for new Smart Building Platform contracts entered into in 2022.

The increase in the cost of revenue in absolute dollars was primarily related to the following factors:

a.Higher volume of IGU production and CSS shipments resulted in higher material costs of $18.7 million.

b.Increased labor and associated overhead costs of $13.8 million related to increased production capacity at our factory. We ramped the factory from two shifts at the beginning of 2021 to four shifts, running 24/7 in the second half of 2021 to support increasing customer demand and in anticipation of expected continued production volume growth in 2022 and beyond.

c.Our 2021 cost of revenue includes $20.7 million of estimated contract losses for work that has not yet been completed as of December 31, 2021. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. We estimate that approximately 83.4% of the remaining work contributing to this loss accrual will be completed in 2022.

d.Costs associated with our subcontractors who we hire to assist in the delivery of our new Smart Building Platform offering resulted in an increase of $17.0 million in 2021 cost of revenue.

Cost of revenue decreased by $83.1 million or 40.8% from $203.7 million in the year ended December 31, 2019 to $120.6 million in the year ended December 31, 2020. The decrease in the cost of revenue was primarily related to the following factors:

a.A decrease of $49.6 million in provisions for warranty liabilities, primarily related to a specific warranty liability recorded in 2019. See Critical Accounting Policies and Estimates below, as well as Note 1 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” for further discussions of the Company’s warranty liabilities.

b.A $15.5 million decrease in customer support expense, consisting of a $7.9 million decrease in customer support expenses due to cost reduction efforts and a $7.6 million decrease in customer support expenses primarily comprising of payroll and outside services costs, due to a reassignment of resources from performing activities related to satisfaction of performance obligations under revenue contracts with customers to performing sales and marketing support activities. The reassignment of resources during the year ended December 31, 2020 was due to the broadening of the scope of customer support organization toward marketing & sales activities such as sales enablement, customer education, site visits, and product optimization. This was accentuated by COVID-19 driven delays in construction projects at our customer sites, and such activities were deemed necessary in light of COVID-19.

c.A decrease in production cost of $16.0 million, primarily driven by $14.2 million relating to the production of certain standard inventory units in the year ended December 31, 2019, that were not sold. Other decreases driven by $8.5 million from mix of products manufactured to satisfy customer orders were mostly offset by $6.7 million higher levels of inventory provisions to adjust ending inventories to net realizable value.
Research and Development

	Fiscal Year Ended December 31,
	2021		2020		2019
	Amount	% net of sales	Amount	% net of sales	Amount	% net of sales
Research and development	$93,477	126.3%	$68,822	209.0%	$74,850	312.5%

Research and development expenses increased by $24.7 million or 35.8%, from $68.8 million in the year ended December 31, 2020 to $93.5 million in the year ended December 31, 2021. The increase was primarily related to an increase in depreciation expense of $16.7 million, of which $14.4 million relates to accelerated depreciation on abandoned and written-off assets. In 2021, the Company determined that additional production space was required to meet future expected demand. Accordingly, the Company evaluated the space availability in its manufacturing facility and determined that certain assets used for research and development purposes would be disassembled to make room for additional production capacity. Consequently, the Company abandoned and wrote-off these assets with accelerated depreciation of $14.4 million included in research and development expenses. In addition, there was an increase of $3.2 million due to higher headcount and materials spending for the enhancement of existing products and development of new products, as well as an increase of $3.6 million in stock-based compensation expense resulting from the Officer RSUs and Officer Options granted as part of the Merger.
Research and development expenses decreased by $6.0 million or 8.1%, from $74.9 million in the year ended December 31, 2019 to $68.8 million in the year ended December 31, 2020. This was primarily due to a decrease of $8.5 million in material, personnel and overhead costs offset by an increase in outside services expenses of $2.7 million primarily related to development activities of new products.
Selling, General, and Administrative

	Fiscal Year Ended December 31,
	2021		2020		2019
	Amount	% net of sales	Amount	% net of sales	Amount	% net of sales
Selling, general and administrative	$131,214	177.3%	$73,958	224.6%	$73,530	307.0%
Selling, general, and administrative expenses increased by $57.3 million or 77.4%, from $74.0 million in the year ended December 31, 2020 to $131.2 million in the year ended December 31, 2021. This increase is primarily due to an increase of $37.7 million in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger. The Company also incurred an additional $15.8 million in expenses during 2021 to assist in the independent investigation and the Restatement, including legal fees, accounting advisory fees, and consulting fees, and legal fees relating to the SEC Investigation, shareholder derivative lawsuits, and other associated litigation.
Selling, general, and administrative expenses increased by $0.4 million or 0.6%, from $73.5 million in the year ended December 31, 2019 to $74.0 million in the year ended December 31, 2020. The increase was primarily due to an increase of $7.6 million due to the reassignment of resources from performing activities related to satisfaction of performance obligations under revenue contracts with customers to performing sales and marketing support activities during the year ended December 31, 2020 as described in “Cost of Revenue” above, and an increase of $1.8 million in depreciation expense primarily due to addition of leasehold improvements at the Company’s headquarters, both of which were offset by a decrease in advertising and promotion expenses of $3.9 million, a decrease of $2.6 million in travel costs due to reduction in travel as a result of COVID-19 related restrictions and a $2.5 million reduction in other costs due to cost reduction efforts.
Income from Legal Settlements

In fiscal year 2019, the Company recognized income of $22.5 million from a malpractice legal settlement from one of its former attorneys, which accounted for the reduction in income from legal settlement in the year ended December 31, 2020 as there were no legal settlements during fiscal year 2020.

There were no legal settlements during fiscal year 2021.
Interest and Other Expense, net

	Fiscal Year Ended December 31,
	2021		2020		2019
	Amount	% net of sales	Amount	% net of sales	Amount	% net of sales
Interest income	$65	0.1%	$499	1.5%	$5,591	23.3%
Interest expense	(5,954)	(8.0)%	(26,820)	(81.5)%	(10,594)	(44.2)%
Other expense, net	(6,355)	(8.6)%	(32)	(0.1)%	(108)	(0.5)%
Gain on fair value change, net	24,290	32.8%	$7,155	21.7%	$1,750	7.3%
Loss on extinguishment of debt	$(10,018)	(13.5)%	$—	—%	$(3,040)	(12.7)%

Interest Income
Interest income did not fluctuate materially during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Interest income decreased by $5.1 million or (91.1)% from $5.6 million in the year ended December 31, 2019 to $0.5 million in the year ended December 31, 2020. This decrease is due to a decrease in investments and as a result of reduction in yields.
Interest Expense
Interest expense decreased by $20.9 million or (77.8)% from $26.8 million in the year ended December 31, 2020 to $6.0 million in the year ended December 31, 2021. This decrease is due to the full repayment of the revolving debt facility at Closing, resulting in lower interest expense in fiscal year 2021.
Interest expense increased by $16.2 million or 153.2% from $10.6 million in the year ended December 31, 2019 to $26.8 million in the year ended December 31, 2020. This increase is due to an additional $21.3 million in interest expense related to the revolving debt facility which was offset with a decrease of $4.7 million in interest expense related to its equipment loan, which was repaid in full in October 2019.
Other Expense, Net
Other expense, net increased $6.3 million from $0.0 million in the year ended December 31, 2020 to $6.4 million in the year ended December 31, 2021. This increase is primarily due to $5.0 million of penalties we expect to incur in conjunction with a settlement between View and the United States government to resolve claims and charges against View relating to its discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. View currently has an agreement in principal with respect to this matter which it expects to finalize in the near future. See Note 9 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion of this matter.
Other expense, net did not fluctuate materially during the year ended December 31, 2020 as compared to the year ended December 31, 2019.
Gain on Fair Value Change, Net
The gain on fair value change, net increased by $17.1 million or 239.5% from $7.2 million in the year ended December 31, 2020 to $24.3 million in the year ended December 31, 2021. The increase was primarily related to an $18.8 million reduction in the fair value of the Sponsor Earn-out liability resulting in a gain on the fair value change equal to this amount during fiscal year 2021. This was offset by a $2.1 million reduction in the gain on fair value change associated with our redeemable convertible preferred stock warrant liability from a $7.2 million gain in fiscal year 2020 to a $5.1 million gain prior to their conversion to common stock during fiscal year 2021.
The gain related to change in fair value increased by $5.4 million or 308.9% from $1.8 million in the year ended December 31, 2019 to $7.2 million in the year ended December 31, 2020. This was due to an increase in the gain on fair value of our redeemable convertible preferred stock warrant liability during fiscal year 2020 when compared to fiscal year 2019, as a result of a continued reduction in the fair value of the liability.
Loss on extinguishment of debt
The loss on extinguishment of debt increased by $(10.0) million or 100.0% from nil for the year ended December 31, 2020 to $(10.0) million for the year ended December 31, 2021. In fiscal year 2021, we recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
The loss on extinguishment of debt decreased by $3.0 million or 100.0% from $(3.0) million for the year ended December 31, 2019 to nil for the year ended December 31, 2020. In fiscal year 2019, we recorded a debt extinguishment loss of $3.0 million related to the repayment of its equipment loan.
Provision for Income Taxes
The provision for income taxes did not fluctuate materially during the year ended December 31, 2021 as compared to the year ended December 31, 2020.
The provision for income taxes did not fluctuate materially during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Liquidity and Capital Resources
As of December 31, 2021, we had $281.1 million in cash and cash equivalents and $238.9 million in working capital. The Company’s accumulated deficit totaled $2,257.3 million as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we had a net loss of approximately $343.0 million, $249.7 million and $312.1 million, respectively, and negative cash flows from operations of approximately $261.3 million, $165.7 million and $234.0 million respectively. The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Annual Report on Form 10-K.
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
Our total current liabilities as of December 31, 2021 are $104.6 million, including $17.2 million accrued as estimated loss on our Smart Building Platform contracts. Our long term liabilities as of December 31, 2021 that will come due during the next 12 months from the date of the issuance of this Annual Report on Form 10-K include $2.9 million in operating and finance lease payments, $3.4 million in estimated settlements of warranty liabilities and $0.7 million for the next semi-annual payment on our Term Loan. In addition, as disclosed in Note 9 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data”, we have an agreement with one customer that could result in the issuance of cash for a promissory note in the amount of up to $10 million over the next 12 months.
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

Debt
Term Loan
As of December 31, 2021, we had $15.4 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of December 31, 2021, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $14.0 million has been classified as a long term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of December 31, 2021, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of December 31, 2021, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Net cash used in operating activities	(261,313)	(165,690)	(234,015)
Net cash used in investing activities	(31,037)	(4,772)	(152,659)
Net cash provided by financing activities	515,200	96,481	399,170
Cash Flows from Operating Activities
Net cash used in operating activities was $261.3 million for the fiscal year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $343.0 million adjusted for non-cash charges of $73.6 million related to stock-based compensation, $41.8 million related to depreciation and amortization, loss on extinguishment of debt of $10.0 million, partially offset by $24.3 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. The net loss was increased by net cash outflows of $21.4 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily due to a $18.2 million increase in accounts receivable as a result of increased revenue and timing of collection and an increase of $17.2 million prepaid and other current assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering and increases in short term deposits with suppliers consistent with the growth in operations. These increases to cash outflows were offset by a $10.2 million increase in accrued expenses and other liabilities as a result of an increase in accruals for expenses also consistent with the growth of operations.
Net cash used in operating activities was $165.7 million for the fiscal year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $249.7 million adjusted for non-cash charges of $28.9 million related to stock-based compensation, $25.0 million related to depreciation and amortization, $22.5 million related to a non-cash gain on legal settlement and $7.2 million non-cash gain related to change in fair value of our redeemable convertible preferred stock warrant liability. The net loss was offset by net cash inflows of $34.9 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $23.1 million decrease in prepaid and other assets driven by $22.5 million cash collected on a malpractice legal settlement from one of our former attorneys, a $9.2 million increase in accrued compensation, expenses and other liabilities as a result of an increase in the accrual for compensation, interest expense and other expenses consistent with the growth of operations, and a $3.0 million increase in accounts payable due to timing of payments to suppliers.
Net cash used in operating activities was $234.0 million for the fiscal year ended December 31, 2019. The most significant component of our cash used during this period was a net loss of $312.1 million adjusted for non-cash charges of $29.1 million related to stock-based compensation, $25.2 million related to depreciation and amortization and $1.8 million non-cash gain related to change in fair value of our redeemable convertible preferred stock warrant liability. The net loss was offset by net cash inflows of $41.5 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily due to a $47.6 million increase in accrued expenses and other liabilities driven by a $45.0 million increase in short term and long term warranty liabilities, offset by a $4.8 million increase in accounts receivable as a result of increased revenue and timing of collections.

Cash Flows from Investing Activities
Net cash used in investing activities was $31.0 million for the fiscal year ended December 31, 2021, which was due to purchases of property, plant and equipment and cash paid for acquisitions.
Net cash used in investing activities was $4.8 million for the fiscal year ended December 31, 2020, which was primarily due to the proceeds from the maturity of short-term investments of $32.9 million offset by purchases of property, plant and equipment of $37.6 million primarily related to the expansion of our manufacturing facilities.
Net cash used in investing activities was $152.7 million for the fiscal year ended December 31, 2019, which was primarily due to purchases of short-term investments of $348.3 million and purchases of property plant and equipment of $119.8 million primarily related to the expansion of our manufacturing facilities offset by proceeds from the maturity from short-term investment of $315.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $515.2 million for the fiscal year ended December 31, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
Net cash provided by financing activities was $96.5 million for the fiscal year ended December 31, 2020, which was primarily due to proceeds from draws related to revolving debt facility of $250.0 million as reduced by repayments of $150.0 million under the same facility.
Net cash provided by financing activities was $399.2 million for the fiscal year ended December 31, 2019, which was primarily due to proceeds from the issuance of redeemable convertible preferred stock of $299.8 million and proceeds from draws related to our revolving debt facility, net of issuance costs, of $146.0 million, offset by the repayments of debt obligations of $44.8 million.
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
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 1 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.
The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the fiscal year ended December 31, 2021. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
If actual costs differ substantially from the Company’s estimates, revisions to the estimated loss associated with the project is recognized in the period incurred and could also result in changes to the estimated contract loss accrual. The total change in estimated costs from initial estimates was not material for the year ended December 31, 2021. There were no Smart Building Platform contracts during the years ended December 31, 2020 and 2019. If there were a 10% change in future estimated costs for all Smart Building Platform contracts as of December 31, 2021, the impact to Cost of revenue would be approximately $6.5 million.
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
The Company monitors the cost to fulfill warranty obligations and may make revisions to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. This warranty liability is based on estimates of failure rates and future replacement costs that are updated periodically, taking into consideration inputs such as changes in the number of failures compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. Management judgment is necessary to estimate the future cost of servicing warranty claims. This estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. If estimated future costs are 10% higher than projected, the Company's warranty liability associated with these affected IGUs would be approximately $3.6 million higher than that recorded as of December 31, 2021.
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

As of December 31, 2021, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a potential triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2021. Based on the results of this test, we concluded that the asset group was recoverable and no impairment was recorded as of December 31, 2021.

If the decline in our share price is sustained or we identify other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets. Changes to our best estimates and projections utilized to estimate future cash flows in future testing of these assets will impact the result of any future impairment analysis and may result in an impairment of such assets.
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

The following table summarizes the assumptions used in estimating the fair value of employee and nonemployee stock options granted during each of the periods presented:

	Fiscal year ended December 31,
	2021	2020	2019
Expected volatility	53.0%	70%	49%-70%
Expected terms (in years)	6.0	5.4-6.7	5.6-6.7
Expected dividends	0%	0%	0%
Risk-free rate	1.07%	0.4%-1.5%	1.5%-2.5%
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
The following table summarizes the assumptions used in estimating the fair value of the Sponsor Earn-Out Shares at each of the relevant periods:

	December 31, 2021	March 8, 2021 (Closing Date)
Stock price	$3.91	$9.19
Expected volatility	52.50%	29.20%
Risk free rate	1.12%	0.86%
Expected term (in years)	4.2	5.0
Expected dividends	0%	0%
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 1 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's outstanding debt as of December 31, 2021, relates to a long-term note that bears no interest with an outstanding balance of $15.4 million and $1.2 million of financing lease obligations. The Company does not expect net income or cash flows to be significantly affected by changes in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the year ended December 31, 2021. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Item 8. Financial Statements and Supplementary Data

View, Inc.
Consolidated Financial Statements
for the Fiscal Years Ended December 31, 2021, December 31, 2020, and December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of View, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of View, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company not designing or maintaining (i) an effective control environment, specifically the Company (a) did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters and lacked related internal controls necessary to satisfy accounting and financial reporting requirements and (b) did not demonstrate a commitment to integrity and ethical values; (ii) effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to revenue and receivables, inventory, equity and derivative liabilities, warranty-related obligations, leasing arrangements, property, plant, and equipment, stock-based compensation, and period-end financial reporting; and (iii) effective controls over information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, including effective controls over program change management, user access, computer operations and program development.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2020 and 2019 financial statements to correct misstatements. See also the “Product Warranties - Specific Warranty Liability for Certain Insulating Glass Units” critical audit matter.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not achieved profitable operations or positive cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product Warranties - Specific Warranty Liability for Certain Insulating Glass Units

As described in Note 1 to the consolidated financial statements, in 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain Insulating Glass Units (IGU). The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. Management developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, management has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs management expects to incur to replace the IGUs based on warranty contractual terms and business practices. Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could ultimately be materially different from the estimate. The total warranty liability included $36.2 million as of December 31, 2021, related to these IGUs. See also the “Restatement of Previously Issued Financial Statements” section of our report.

The principal considerations for our determination that performing procedures relating to the specific warranty liability for certain IGUs is a critical audit matter are (i) the significant judgment by management when determining the specific warranty liability for certain IGUs due to the use of a statistical model to estimate the affected IGUs expected to fail in the remaining warranty period and the judgment required to estimate the costs to replace the affected IGUs, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate of affected IGUs expected to fail in the remaining warranty period and to evaluate the significant assumptions related to the convergence thresholds used in the statistical model, and the forecasted production volume and the estimated costs to replace the IGUs to calculate the estimated warranty liability, (iii) the audit effort involved the use of professionals with specialized skill and knowledge, and (iv) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others, (i) testing management’s process for determining the specific warranty liability for certain IGUs; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) evaluating the appropriateness of the statistical model used to estimate the number of affected IGUs expected to fail in the remaining warranty period, and (iv) evaluating the reasonableness of significant assumptions related to the convergence thresholds used in the statistical model, and the forecasted production volume and the estimated costs to replace the IGUs. Evaluating the reasonableness of the estimated costs to replace IGUs included, among others, evaluating forecasted production volumes and estimated manufacturing costs through assessment of historical production volumes and costs, available production capacity and future sales demand and evaluating historical and forecasted third-party cost information. Professionals with specialized skill and knowledge were used to assist in the evaluation of the statistical model used by management as well as the convergence thresholds used within the statistical model.

Revenue Recognition –Estimates of Costs to Complete View Smart Building Platform Contracts

As described in Notes 1 and 5 to the consolidated financial statements, during 2021, the Company entered into and commenced work on the first contract under its new product offering, View Smart Building Platform. In these types of arrangements, the Company contracts with the Smart Building Platform customers, which are typically the owners, tenants or developers of buildings, or the general contractor acting on behalf of the Company’s customers. Given that the Company is responsible for providing the service of integrating each of the inputs into a single combined output, the Company controls that output before it is transferred to the customer and accordingly, the Company is the principal in the arrangement, and will recognize the entire arrangement fee as its revenue, with any fees that it pays to its subcontractors recognized in its cost of revenue. As the Company performs a significant service of integrating the promised goods and services into a combined output, these contracts constitute a single, combined performance obligation. Management determines the transaction price based on the consideration expected to be received, which is the contract price. The Company recognizes revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of the Company’s contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs for a contract exceed contracted revenue, an accrual for the loss on the contract is recognized as cost of revenue at the time of contract execution. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced. During the year ended December 31, 2021, the Company recognized a total of $34.4 million for initial contract loss accruals, of which the balance of estimated contract losses for work that had not yet been completed totaled $20.7 million as of December 31, 2021. Revenues relating to the Smart Building Platform contracts were $28.7 million for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition - estimates of costs to complete View Smart Building Platform contracts is a critical audit matter are (i) the significant judgment by management when determining the total costs expected to complete View Smart Building Platform contracts, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the estimates of total costs expected to complete arrangements where revenue is recognized over time, and (iii) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating and testing management’s process for determining the total costs expected to complete, which included evaluating the reasonableness of management’s estimates of total forecasted manufacturing costs and third party subcontractors costs for selected arrangements, (ii) testing the accuracy and completeness of costs incurred to date, and (iii) testing the appropriateness of the timing and amount of revenue recognized based on the underlying inputs and estimates. Evaluating the reasonableness of management’s estimates of total costs expected to complete included performing a comparison of management’s prior period cost estimates to actual costs incurred.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
June 15, 2022

We have served as the Company's auditor since 2013.

View, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
		(As Restated)
Assets:
Current assets:
Cash and cash equivalents	$281,081	$63,232
Accounts receivable, net of allowances	30,605	12,252
Inventories	10,267	6,483
Prepaid expenses and other current assets	21,579	6,213
Total current assets	343,532	88,180
Property and equipment, net	268,401	282,560
Restricted cash	16,462	10,461
Right-of-use assets	21,178	—
Deposits with supplier	7,566	1,084
Other assets	21,927	7,862
Total assets	$679,066	$390,147
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$24,186	$14,562
Accrued expenses and other current liabilities	57,986	42,150
Accrued compensation	9,508	10,827
Deferred revenue	11,460	2,649
Debt, current	1,470	247,248
Total current liabilities	104,610	317,436
Debt, non-current	13,960	15,430
Redeemable convertible preferred stock warrant liability	—	12,323
Sponsor earn-out liability	7,624	—
Lease liabilities	22,997	—
Other liabilities	50,537	56,844
Total liabilities	199,728	402,033
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.0001 par value; none authorized, issued and outstanding as of December 31, 2021; and 224,409,612 shares authorized as of December 31, 2020; 121,431,310 shares issued and outstanding as of December 31, 2020; no aggregate liquidation preference as of December 31, 2021 and $1,749,201 as of December 31, 2020	—	1,812,678
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 600,000,000 and 262,797,235 shares authorized December 31, 2021 and December 31, 2020, respectively; 219,195,971, and 1,708,476 shares issued and outstanding as of December 31, 2021 and 2020, respectively	22	—
Additional paid-in-capital	2,736,647	89,789
Accumulated deficit	(2,257,331)	(1,914,353)
Total stockholders' equity (deficit)	479,338	(1,824,564)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$679,066	$390,147
The accompanying notes are an integral part of these consolidated financial statements

View, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Fiscal year ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Revenue	$74,007	$32,926	$23,955
Costs and expenses:
Cost of revenue	194,714	120,634	203,732
Research and development	93,477	68,822	74,850
Selling, general, and administrative	131,214	73,958	73,530
Income from legal settlement	—	—	(22,500)
Total costs and expenses	419,405	263,414	329,612
Loss from operations	(345,398)	(230,488)	(305,657)
Interest and other income (expense), net
Interest income	65	499	5,591
Interest expense	(5,954)	(26,820)	(10,594)
Other expense, net	(6,355)	(32)	(108)
Gain (loss) on fair value change, net	24,290	7,155	1,750
Loss on extinguishment of debt	(10,018)	—	(3,040)
Interest and other income (expense), net	2,028	(19,198)	(6,401)
Loss before benefit (provision) of income taxes	(343,370)	(249,686)	(312,058)
Benefit (provision) for income taxes	392	(40)	(51)
Net and comprehensive loss	$(342,978)	$(249,726)	$(312,109)

Net loss per share, basic and diluted	$(1.97)	$(148.81)	$(198.66)
Weighted-average shares used in calculation of net loss per share, basic and diluted	173,692,582	1,678,098	1,571,045

The accompanying notes are an integral part of these consolidated financial statements

View, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018 (As Restated)	4,541,214	$1,512,915	59,128	$6	$30,531	$(1,352,518)	$(1,321,981)
Retroactive application of reverse recapitalization (Note 4)	(4,435,630)	—	(57,753)	(6)	6	—	—
Balances as of December 31, 2018, as converted (As Restated)	105,584	1,512,915	1,375	—	30,537	(1,352,518)	(1,321,981)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs of $191	15,852	299,809	—	—	—	—	—
Issuance of common stock upon exercise of common stock warrants	—	—	155	—	66	—	66
Issuance of common stock upon exercise of stock options	—	—	121	—	677	—	677
Stock-based compensation	—	—	—	—	29,076	—	29,076
Net loss	—	—	—	—	—	(312,109)	(312,109)
Balances as of December 31, 2019 (As Restated)	121,436	1,812,724	1,651	—	60,356	(1,664,627)	(1,604,271)
Cancellation of Series A, Series B, and Series E redeemable convertible preferred stock	(5)	(46)	—	—	46	—	46
Issuance of common stock upon exercise of stock options	—	—	58	—	455	—	455
Stock-based compensation	—	—	—	—	28,932	—	28,932
Net loss	—	—	—	—	—	(249,726)	(249,726)
Balances as of December 31, 2020 (As Restated)	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	76	—	413	—	413
Vesting of restricted stock units	—	—	115	—	—	—	—
Issuance of common stock in connect with WorxWell acquisition	—	—	2,000	—	5,558	—	5,558
Issuance of warrants in connection with WorxWell acquisition	—	—	—	—	1,593	—	1,593
Stock-based compensation	—	—	—	—	73,620	—	73,620
Net loss	—	—	—	—	—	(342,978)	(342,978)
Balances as of December 31, 2021	—	$—	219,196	$22	$2,736,647	$(2,257,331)	$479,338

The accompanying notes are an integral part of these consolidated financial statements

View, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended December 31,
	2021	2020	2019
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(342,978)	$(249,726)	$(312,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,757	24,958	25,239
Gain on fair value change	(24,290)	(7,155)	(1,750)
Accrued interest expense and amortization of debt discount	1,507	2,379	3,523
Loss on extinguishment of debt	10,018	—	3,040
Stock-based compensation	73,620	28,932	29,076
Income from legal settlement	—	—	(22,500)
Other	464	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18,218)	(105)	(4,811)
Inventories	(3,784)	566	(3,243)
Prepaid expenses and other current assets	(17,191)	23,073	(662)
Other assets	(2,673)	(1,361)	226
Accounts payable	5,339	3,005	2,175
Deferred revenue	6,222	544	491
Accrued compensation	(1,319)	3,435	(355)
Accrued expenses and other liabilities	10,213	5,765	47,645
Net cash used in operating activities	(261,313)	(165,690)	(234,015)
Cash flows from investing activities:
Purchases of property and equipment	(26,099)	(37,638)	(119,793)
Purchase of short-term investments	—	—	(348,322)
Maturities of short-term investments	—	32,866	315,456
Acquisitions, net of cash acquired	(4,938)	—	—
Net cash used in investing activities	(31,037)	(4,772)	(152,659)
Cash flows from financing activities:
Proceeds from draws related to revolving debt facility, net of issuance costs	—	250,000	145,981
Repayment of revolving debt facility	(257,454)	(150,000)	—
Repayment of other debt obligations	—	(1,714)	(44,750)
Payments of obligations under capital leases	(1,278)	(1,515)	(2,613)
Proceeds from issuance of common stock upon exercise of stock options and warrants	403	455	743
Proceeds from reverse recapitalization and PIPE financing	815,184	—	—
Payment of transaction costs	(41,655)	(745)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	299,809
Net cash provided by financing activities	515,200	96,481	399,170
Net (decrease) increase in cash, cash equivalents and restricted cash	222,850	(73,981)	12,496
Cash, cash equivalents and restricted cash, beginning of period	74,693	148,674	136,178
Cash, cash equivalents and restricted cash, end of period	$297,543	$74,693	$148,674
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,380	$12,703	$4,536
Cash paid for income taxes	28	40	51
Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$1,812,678	$—	$—
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$7,267	$—	$—
Common stock issued in exchange for services associated with the reverse recapitalization	$7,500	$—	$—
Holdback related to acquisition	$1,061	$—	$—
Change in accounts payable and other liabilities related to purchase of property and equipment	$6,254	$(10,494)	$8,960
Change in right-of-use assets or property and equipment exchanged for lease obligations	$1,094	$—	$781
Deferred transaction costs included in accounts payable and accrued expenses and other current liabilities	$—	$3,687	$—
The accompanying notes are an integral part of these consolidated financial statements.

View, Inc.
Notes to Consolidated Financial Statements

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

On March 8, 2021, the Company completed the Transactions and raised net proceeds of $771.3 million, net of transaction costs of $43.9 million. In conjunction with the Transactions, the Company repaid in full the revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million. See Note 4 for additional information regarding the reverse recapitalization.

Emerging Growth Company (EGC) Status

The Company became a large accelerated filer as of December 31, 2021 because our aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was greater than $700 million. Prior to that, we were an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012. As an EGC, we were previously eligible for exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and being allowed to extend transition periods available to private companies for complying with new or revised accounting standards. We can no longer avail ourselves of these exemptions and are now required to comply with the standards and compliance dates for large accelerated filers.

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting and reflect the financial position, results of operations and cash flows of the Company. The Company’s consolidated financial statements include the accounts of View, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year ends on December 31.

As a result of the Transactions completed on March 8, 2021, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted in an amount determined by application of the exchange ratio of 0.02325 (“Exchange Ratio”), which was based on Legacy View’s implied price per share prior to the Merger.

All amounts are presented in U.S. dollars ($).

View, Inc.
Notes to Consolidated Financial Statements

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,257.3 million as of December 31, 2021. For the years ended December 31, 2021, 2020 and 2019, we had a net loss of approximately $343.0 million, $249.7 million and $312.1 million, respectively, and negative cash flows from operations of approximately $261.3 million, $165.7 million and $234.0 million respectively. Cash and cash equivalents as of December 31, 2021 was $281.1 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Annual Report on Form 10-K.

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

View, Inc.
Notes to Consolidated Financial Statements

expenditures for third-party contractors. During 2021, these cost reduction efforts were relaxed and headcount increased in order to respond to increased demand for our product and services.

Summary of Significant Accounting Policies

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and the accompanying notes. Significant estimates include the warranty accrual, the fair value of common stock prior to reverse recapitalization and other assumptions used to measure stock-based compensation, the fair value of the redeemable convertible preferred stock, warrants, sponsor earn-out liability, and the estimation of costs to complete the performance obligations under contracts for revenue recognition. Other estimates include the fair value of acquired intangible assets and their respective useful lives, the determination of standalone selling price of various performance obligations, the valuation of deferred tax assets and uncertain income tax positions, and the recoverability of long-lived assets. The Company bases its estimates on historical experience, the current economic environment, and on assumptions that it believes are reasonable under the circumstances. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. The Company adjusts such estimates and assumptions when facts and circumstances dictate which may require significant judgment. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. Actual results could differ significantly from these estimates.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of December 31, 2021, the Company has not experienced any losses on its deposits of cash and cash equivalents.

For the year ended December 31, 2021, two customers represented greater than 10.0% of total revenue, accounting for 24.0% of total revenue. For the years ended December 31, 2020 and 2019, one customer accounted for 10.2% and 11.2% of total revenue, respectively. Four customers accounted for 53.0% of total accounts receivable, net as of December 31, 2021, including 15.2%, 13.3%, 12.8% and 11.8%, respectively. One customer accounted for 23.6% of accounts receivable, net as of December 31, 2020. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the years ended December 31, 2021, 2020 and 2019, one supplier accounted for 34.0%, 42.8%, and 42.6% of total purchases, respectively.

Cash and Cash Equivalents

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

Restricted Cash

The Company is required by its bank to collateralize letters of credit issued to the Company’s lessors, suppliers, customers, utility providers, and for the Company’s purchasing card program. All amounts in restricted cash as of December 31, 2021 and 2020 represent funds held in certificates of deposit and are stated at cost, which approximates fair value. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the remaining term of the restriction.

View, Inc.
Notes to Consolidated Financial Statements

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

Cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short- term and long-term debt are carried at amortized cost, which approximates its fair value. See Note 6 for further information.

Accounts Receivable, Net of Allowances

Accounts receivable consists of current trade receivables due from customers recorded at invoiced amount, net of allowances for credit losses. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past-due balances. The Company records accounts receivable at the invoiced amount. The Company maintains an allowance for credit losses to reserve for potentially uncollectible receivable amounts. In evaluating the Company’s ability to collect outstanding receivable balances, the Company considers various factors including the age of the balance, the creditworthiness of the customer, which is assessed based on ongoing credit evaluations and payment history, the customer’s current financial condition, and considers macroeconomic factors to estimate expected future credit losses.

In the year ended December 31, 2021, the Company recorded an immaterial increase in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $0.7 million and $0.2 million at December 31, 2021 and 2020, respectively.

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

Certain contracts under which we perform work contain retainage provisions. Retainage refers to amounts that we have billed to the customer, but such amounts are being held for payment by the customer pending satisfactory completion of the project. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract. At December 31, 2021 and 2020, contract assets included $2.6 million and nil, respectively, of retainage, which was being contractually withheld by customers until completion of the associated contracts.

Other contract assets arise when the Company recognizes revenues for performance under its contracts, but the Company is not yet entitled to bill the customer under the terms of the contract. At December 31, 2021 and 2020, these other contract assets totaled $9.6 million and $1.2 million, respectively, for revenue that has been recognized for performance, but the customer has

View, Inc.
Notes to Consolidated Financial Statements

not yet been billed. Once amounts are billed to customers, the asset is classified within Accounts Receivable, Net of Allowances.

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

Inventories

Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the consolidated statements of comprehensive loss. The Company recorded inventory impairments of $10.4 million, $11.2 million, and $22.4 million as of December 31, 2021, 2020, and 2019.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally two to fifteen years. The Company reassesses the useful lives of the assets at each reporting period to determine whether events or circumstances may indicate that a revision to the useful life is warranted. Leasehold improvements are stated at cost and amortized using the straight-line method over the estimated useful life of the assets or the remaining lease term, whichever is shorter. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred.

In 2021, the Company decided that additional production space was required to meet future expected demand. Accordingly, the Company evaluated the space availability in its manufacturing facility and determined that certain assets used for research and development purposes would be disassembled to make room for additional production capacity. Consequently, the Company made the decision to abandon and shorten the life of these assets to coincide with their removal date, resulting in accelerated depreciation of $14.4 million included in research and development expenses in the consolidated statement of comprehensive loss. Additionally, in 2021, the Company recorded a loss of $1.1 million, of which $0.9 million was included in cost of revenue and $0.2 million was included in selling, general and administrative expenses in the consolidated statement of comprehensive loss for assets that were no longer in service and had no alternative use. In 2020, the Company recorded a loss of $1.1 million, of which $0.1 million was included in cost of revenue, $0.7 million was included in research and development and $0.3 million was included in selling, general and administrative expenses in the consolidated statement of comprehensive loss for assets that were no longer in service and had no alternative use. In 2019, the Company recorded a loss of $3.9 million in research and development expenses in the consolidated statement of comprehensive loss for an asset used for research and development purposes that was no longer in service and had no alternative use.

Internal Use Software

Certain development costs associated with internal use software incurred during the application development stage are capitalized. Costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs are expensed as incurred. Capitalized internal use software costs are normally amortized over an estimated useful life of 5 years once the related project has been completed and deployed for use. Such capitalized internal use software has not been material in any of the periods presented through December 31, 2021.

Capitalized Software Development Costs

The capitalization of software development cost for products to be marketed begins when a product’s technological feasibility has been established. Technological feasibility is established when a working model has been completed and the completeness

View, Inc.
Notes to Consolidated Financial Statements

of the working model has been confirmed by testing. Capitalization ends when the resulting product is available for general market release. Costs during the period prior to technological feasibility are expensed as incurred. The Company ensures that technological feasibility has been achieved for products to be marketed to external users before the release of those products. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Such software development costs required to be capitalized have not been material in any of the periods presented through December 31, 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events indicate that a potential impairment may have occurred. If such events arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded at the amount by which the carrying amount of the asset group exceeds the fair value of the assets, based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets during the years ended December 31, 2021, 2020 and 2019.

The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2021, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a potential triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2021. Based on the results of this test, the Company concluded that the asset group was recoverable and no impairment was recorded as of December 31, 2021.

If the decline in the Company’s share price is sustained or the Company identifies other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets.

Leases

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases and the subsequently issued supplemental and/or clarifying ASUs known as Accounting Standards Codification (“ASC”) Topic 842 (collectively “ASC 842”) using the optional transition method. See Recent Accounting Pronouncements Adopted below, which discusses the initial adoption of this new guidance.

Our lease portfolio includes leases for our manufacturing facility, office space and various types of equipment. The Company determines if an agreement contains a lease at the inception of a contract. The asset component of our operating leases is recorded as Right-of-use ("ROU") assets and the current and noncurrent operating lease liability components are recorded as other current liabilities and lease liabilities, net of current portion, respectively, in our consolidated balance sheet. The asset component of our finance leases is included in property and equipment, net, and the current and noncurrent finance lease components are recorded as part of other current liabilities and other liabilities, respectively, in our consolidated balance sheet. Assets under finance leases are depreciated in a manner similar to other property and equipment.

The Company made a policy election to not recognize leases with a lease term of twelve months or less in the Consolidated Balance Sheet. For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a ROU asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received.

The Company calculates the present value of future payments using its incremental borrowing rate when the discount rate implicit in the lease is not known. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determines the applicable incremental borrowing rate at the lease commencement date based on the rates of its secured borrowings, which is then adjusted for the appropriate lease term and risk premium. In determining the Company's ROU assets and operating lease liabilities, the Company applies these incremental borrowing rates to the minimum lease payments within each lease agreement.

View, Inc.
Notes to Consolidated Financial Statements

ROU assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Operating lease cost is recognized on a straight-line basis over the lease term, and includes amounts related to short-term leases. For finance leases, we record interest expense on the lease liability in addition to amortizing the ROU asset, which is generally straight-line, over the shorter of the lease term or the useful life of the ROU asset. We recognize variable lease payments, which are considered non-components of the lease, as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.

Prior to fiscal 2021, total lease payments over the non-cancellable term of an operating lease were recognized as rent expense on a straight-line basis over the lease term, with the excess of expense recognized over lease payments made recorded as a deferred rent liability on the balance sheet. Any lease incentive payments received from lessors were recorded as a liability on the balance sheet and amortized as a reduction of rent expense over the term of the lease.

Goodwill and Other Intangible Assets

From time to time, the Company makes acquisitions of companies related to existing, complementary or new markets. During 2021, the Company completed two acquisitions, which were individually immaterial to its financial position, results of operations and cash flows. The Company has not presented pro forma combined results for these acquisitions because the impact on previously reported statements of operations would not have been material individually or in the aggregate. Acquisition-related costs are included in general and administrative expenses in the consolidated statements of operations and were immaterial for the year ended December 31, 2021.

On July 7, 2021, the Company acquired 100% of the outstanding stock of ioTium, the leading provider of secure, cloud-managed, software-defined IoT networks. The total purchase consideration, net of cash acquired and including deferred consideration of $1.1 million, was $7.0 million. At closing, the Company paid approximately $4.9 million in cash. Total non-cash consideration was $1.0 million and consisted of the settlement of outstanding services due to the Company from ioTium at the transaction date. As part of the purchase price allocation, the Company acquired $5.1 million of intangible assets related to developed technology, trade name, and contract backlog and $3.7 million of goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of ioTium. The goodwill was not deductible for tax purposes. The preliminary purchase price allocation is final as of December 31, 2021.

On December 1, 2021, the Company acquired certain assets associated with the WorxWell™ data analytics platform for total purchase consideration of $7.2 million. WorxWell’s award-winning, data analytics platform aggregates all building data into a consolidated dashboard to optimize every aspect of building operations and workplace experience for both building owners and occupiers. The purchase consideration consisted of 2,000,000 shares of View common stock valued at $5.6 million and 1,000,000 shares of View common stock warrants valued at $1.6 million. The View common stock issued is subject to a lockup period of the earlier of (i) December 1, 2026, (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control. The warrant has an exercise price of $10.00 per share and may only be exercised on or after the earliest of (i) December 1, 2026, (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control. The Company concluded that the set of acquired assets met the definition of a business and did not represent a separate reporting unit. As part of the purchase price allocation, the Company acquired $2.2 million of intangible assets related to customer relationships, trade name, and developed technology and $4.9 million of goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of WorxWell. The goodwill was not deductible for tax purposes. The preliminary purchase price allocation is final as of December 31, 2021.

Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but reviewed for impairment as of October 1 each fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The evaluation of goodwill and other intangible assets for impairment requires the exercise of significant judgment. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 1 to 6 years using the straight-line method. Other intangible assets primarily include purchased technology.

There were no impairments of goodwill or intangible assets during the years ended December 31, 2021, 2020 and 2019. Impairment of goodwill or intangible assets may result in the future from significant changes in the manner of use of the

View, Inc.
Notes to Consolidated Financial Statements

acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results.

Product Warranties

The Company provides a standard assurance type warranty that its insulating glass units (“IGUs”) will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, to date as of December 31, 2021. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $6.1 million and $5.5 million as of December 31, 2021 and 2020, respectively, related to this standard assurance warranty.

In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $36.2 million and $42.1 million as of December 31, 2021 and December 31, 2020, respectively, related to these IGUs.

The Company monitors warranty obligations and may make adjustments to its warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. Accruals for anticipated future warranty costs are recorded to cost of revenue in the consolidated statements of comprehensive loss and included in other current liabilities and other liabilities on the consolidated balance sheet. Warranty liabilities are based on estimates of failure rates and future costs to settle warranty claims that are updated periodically, taking into consideration inputs such as changes in the volume of claims compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. The estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. The Company accounts for the effect of changes in estimates prospectively.

View, Inc.
Notes to Consolidated Financial Statements

Changes in warranty liabilities are presented below (in thousands). See Note 2 for discussion of the material misstatement of the previously reported warranty liability balances as of December 31, 2020.

	Fiscal Year Ended December 31,
	2021	2020
		As Restated
Beginning balance	$47,678	$53,296
Accruals for warranties issued	1,551	1,304
Changes to estimates of volume and costs	1,234	(1,002)
Settlements made	(8,207)	(5,920)
Ending balance	$42,256	$47,678
Warranty liability, current, beginning balance	$8,864	$8,038
Warranty liability, noncurrent, beginning balance	$38,814	$45,258
Warranty liability, current, ending balance	$8,868	$8,864
Warranty liability, noncurrent, ending balance	$33,388	$38,814

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
In addition to the warranty liabilities presented above, the Company has $0.7 million and $0.8 million included within Accrued expenses and other current liabilities in its Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively, for incremental performance obligations promised to customers in connection with IGU failures associated with the quality issue described above. The costs associated with these obligations are included within Cost of revenue in the Consolidated Statement of Comprehensive Loss, and was $5.1 million, $2.7 million and nil for the years ended December 31, 2021, 2020 and 2019.

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

View, Inc.
Notes to Consolidated Financial Statements

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

The Company's Smart Building Technologies includes a suite of products that are either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately, and (i) transform View smart windows into transparent, digital, interactive surfaces to enable immersive experiences, (ii) provide the ability to measure and optimize certain environmental variables, (iii) provide the customer the ability to self-monitor for intrusions, (iv) provide a platform to aggregate building and tenant data into a consolidated dashboard to optimize every aspect of building operations and workplace experience or (v) provide a hosted platform to facilitate smart and secure management of global networked assets. These offerings have either been internally developed by the Company, such as View Immersive Experiences, and View Sense, or have been acquired through the Company's acquisition of ioTium and WorxWell, such as View Secure Edge, View Remote Access, View Building Performance, and View Workplace Experience. When these products are integrated into the View Smart Building Platform, such offerings are included as part of the full contract with the customer. When these products are added-on to Smart Glass contracts or sold separately, the Company contracts separately with the customer to provide such items. Revenue generated from these products has not been material to date.

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

View, Inc.
Notes to Consolidated Financial Statements

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

The Company recognizes revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of our contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs for a contract exceed contracted revenue, an accrual for the loss on the contract is recognized as cost of revenue at the time of contract execution. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced. During the year ended December 31, 2021, the Company recognized a total of $34.4 million for initial contract loss accruals, of which the balance of estimated contract losses for work that had not yet been completed totaled $20.7 million as of December 31, 2021. There were no Smart Building Platform contracts during the years ending December 31, 2020 and 2019 and therefore the contract loss accrual at December 31, 2020 and 2019 was nil.

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

View, Inc.
Notes to Consolidated Financial Statements

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

View, Inc.
Notes to Consolidated Financial Statements

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
Research and Development Expenses

Research and development expenses include salaries and related personnel expenses, including stock-based compensation, materials and supplies used in pilot operations, payments to consultants, outside manufacturers, patent related legal costs, facility costs, depreciation, and travel expenses. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.

Advertising Costs

All costs of advertising are expensed as incurred. Advertising and promotion expenses included in selling, general and administrative expense were $1.7 million, $1.0 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Income Taxes

Income tax expense has been provided using the asset and liability method. Deferred tax assets and liabilities are determined based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized. See Note 15 for further discussion of the Company's deferred tax assets and liabilities, and the associated valuation allowance. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Company’s consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related income tax liability within account payable and accrued liabilities on its consolidated balance sheets.

Stock-Based Compensation

The Company measures stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and nonemployees based on the estimated fair value as of the grant date.

View, Inc.
Notes to Consolidated Financial Statements

Awards with only service vesting conditions

The fair value of stock option awards with only service condition is estimated on the grant date using the Black-Scholes option-pricing model, which requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. These assumptions are subjective, generally require significant analysis and judgment to develop, and materially affect the fair value and ultimately how much stock-based compensation expense is recognized. The Company recognizes the fair value of each stock award on a straight-line basis over the requisite service period of the awards. Stock-based compensation expense is based on the value of the portion of stock-based awards that is ultimately expected to vest. As such, the Company’s stock-based compensation is reduced for the estimated forfeitures at the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At Closing, as required by the Merger Agreement, the Company granted stock option awards to purchase 5,000,000 shares of the Company’s common stock to certain officers. See Note 14 for further information regarding these awards.

Awards with service vesting and market conditions

At Closing, as required by the Merger Agreement, the Company granted stock-based awards containing both service and market conditions, as follows: (i) a nonqualified stock option award to its CEO to purchase 25,000,000 shares of the Company common stock (“CEO Option Award”) and (ii) 12,500,000 RSUs to certain officers (“Officer RSUs”).

The estimated fair value of the CEO Option Award and Officer RSUs is determined using the Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied. The derived service period is determined using the Monte Carlo simulation model. If a recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated. See Note 14 for further information regarding these awards.

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

These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model and was determined to be $26.4 million. As of December 31, 2021, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value of $7.6 million. The change in the fair value of $18.8 million is included in gain on fair value change, net in the consolidated statements of comprehensive loss. See Note 6 for further information on fair value.

Redeemable Convertible Preferred Stock

Prior to the Merger, the Company recorded all shares of redeemable convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The redeemable convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain liquidation events considered not solely within the Company’s control, such as a change in control event and sale of all or substantially all of the Company’s assets, the redeemable convertible preferred stock would become redeemable at the option of the holders. Should it become probable that the shares became redeemable, the Company would re-measure the carrying value of the shares to the redemption value to the redemption date. No remeasurements were

View, Inc.
Notes to Consolidated Financial Statements

required as of December 31, 2019, as Management determined that the shares were not probable of becoming redeemable. Upon the Closing of the Merger, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. See Note 4 and Note 12 for further information.

Redeemable Convertible Preferred Stock Warrants

Prior to the Merger, warrants to purchase shares of the Company’s redeemable convertible preferred stock were classified as liabilities on the consolidated balance sheets as the underlying preferred stock was contingently redeemable and may have required the Company to transfer assets upon exercise. The warrants were recorded at fair value upon issuance and were subject to remeasurement to fair value at each balance sheet date. Changes in fair value of the redeemable convertible preferred stock warrant liability were recorded in the consolidated statements of comprehensive loss as part of Interest and other income (expense). The Company continued to adjust the liability for changes in fair value until the conversion of redeemable convertible preferred stock into common stock warrants in connection with the Merger. As such, the redeemable convertible preferred stock warrant liability were reclassified to additional paid-in capital.

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

The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are transferable, assignable or salable after the completion of the Merger, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrant. See Note 13 for further information.

Upon consummation of the Merger, the Company concluded that (a) the Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity and (b) the Private Warrants do not meet the derivative scope exception and are accounted for as derivative liabilities. Specifically, the Private Warrants contain provisions that cause the settlement amounts dependent upon the characteristics of the holder of the warrant which is not an input into the pricing of a fixed-for-fixed option on equity shares. Therefore, the Private Warrants are not considered indexed to the Company’s stock and should be classified as a liability. Since the Private Warrants meet the definition of a derivative, the Company recorded the Private Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of comprehensive loss at each reporting date. The fair value of the Private Warrants was measured using the Black-Scholes option-pricing model at each measurement date.

On the consummation of the Merger, the Company recorded a liability related to the Private Warrants of $0.6 million, included in Other Liabilities, with an offsetting entry to additional paid-in capital. Subsequent changes to the fair value of the Private Warrants were not material and recorded in the consolidated statement of comprehensive loss as part of Interest and other income (expense) for the fiscal year ended December 31, 2021. See Note 6 for further information on fair value.
Employee Benefit Plan

The Company maintains a 401(k) retirement plan which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan on the first day of the month following the month in which they commence employment. Participants in the 401(k) plan are allowed to defer a portion of their compensation, not to exceed the Internal Revenue Service (the IRS) annual allowance contribution. In February 2019, the Company started making discretionary matching contributions to the 401(k) plan on behalf of employees who are eligible to participate in the 401(k) plan. The matching contribution is determined as 50% of employee’s salary deferral or 3% of employee’s 401(k) eligible earnings, whichever is less. The Company’s matching contribution in the year ended December 31, 2021, 2020, and 2019 was $1.7 million, $1.5 million, and $1.8 million, respectively.

View, Inc.
Notes to Consolidated Financial Statements

Segment Reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and assessing performance. All material long-lived assets are maintained in the United States. See “Concentration of Credit Risk and Other Risks and Uncertainties” for further information on revenue by customer and Note 5, for further information on revenue by geography and categorized by products and services.

Deferred Transaction Costs

Deferred transaction costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Business Combination and that will be charged to stockholders’ equity upon the completion of the Business Combination. These deferred transaction costs are included in as part of other assets in the consolidated balance as of December 31, 2020. There were no such costs as of December 31, 2021 and 2019.

Other Comprehensive Loss

For the years ended December 31, 2021, 2020 and 2019, there was no difference between net loss and total comprehensive loss.

Net Loss per Share

Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities such that net income is attributed to common stockholders and participating securities based on their participation rights. All outstanding redeemable convertible preferred stock are considered to be participating securities as such stockholders participate in undistributed earnings with common stockholders. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of calculating the diluted net loss per share attributable to common stockholders, the redeemable convertible preferred stock, redeemable convertible preferred stock warrants, common stock warrants, and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2021, 2020 and 2019, the inclusion of the potentially dilutive securities would be antidilutive, and, accordingly, diluted net loss per share is the same as basic net loss per share for both periods presented.

Recent Accounting Pronouncements Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) established ASC 842, which was subsequently amended by other related amendments and requires lessees to recognize operating leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a ROU model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required.

Effective January 1, 2021, we adopted ASC 842 using the optional transition method and applied the standard only to leases that existed at that date. Under the optional transition method, we do not need to restate the comparative periods in transition and will continue to present financial information and disclosures for periods before January 1, 2021 in accordance with ASC 840. As part of the ASC 842 adoption, we elected certain practical expedients outlined in the guidance. We have also chosen to apply the package of practical expedients for existing leases, which provides relief from reassessing: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) whether initial direct costs can be capitalized. Upon transition, we also elected to use hindsight with respect to determining the lease term and in assessing any impairment of ROU assets for existing leases. We have also made some accounting policy elections for post-transition to: (i) allow us not to separate nonlease components from lease components, and instead to account for those as a single lease component for the asset class of operating lease ROU

View, Inc.
Notes to Consolidated Financial Statements

real estate assets, and (ii) elect not to recognize a ROU asset and a lease liability for all of our leases with a term of 12 months or less (“short-term leases”).

The adjustments due to the adoption of ASC 842 primarily related to the recognition of ROU assets of $23.7 million and lease liabilities of $28.8 million for our operating leases and ROU assets of $1.8 million and lease liabilities of $1.8 million for our finance leases at January 1, 2021. The lease liabilities were determined based on the present value of the remaining minimum lease payments. The ROU assets were determined based on the value of the lease liabilities, adjusted for prepaid rent, deferred rent and unamortized lease incentive balances of approximately $5.1 million, net. The adoption did not have a material impact on our accumulated deficit and on our consolidated statements of operations and cash flows. See Note 10 for additional details.

In June 2016, FASB issued an ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). The FASB also issued amendments and the initial ASU, and all updates are included herein as the Credit Losses standard or Topic 326.The new standard generally applies to financial assets and requires those assets to be reported at the amount expected to be realized. The Company adopted this standard as of January 1, 2021 and the adoption did not have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes, primarily by eliminating certain exceptions to ASC 740. This standard is effective for fiscal periods beginning after December 15, 2020. The Company adopted this standard as of the first quarter of 2021 and the adoption did not have a material impact on the consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), which requires entities to recognize and measure contract assets and contract liabilities in a business combination as if the acquirer entered into the original contract at the same time and the same date as the acquiree. The amendment improves comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. This standard is effective for fiscal periods beginning after December 15, 2022. The Company early adopted this standard as of the third quarter of 2021, and it did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements, Not Yet Adopted

In August 2020, the FASB issued No. ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-6”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. ASU 2020-6 is effective for fiscal years beginning after December 15, 2023 including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating whether this guidance will have a significant impact on its consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU No. 2021-04"). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company is required to apply the amendments within this ASU prospectively to modifications or exchanges occurring on or after the effective date of the amendment. ASU No. 2021-04 is effective for annual periods beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The impact on the Company's consolidated financial statements and disclosures will depend on the facts and circumstances of any specific future transactions.

View, Inc.
Notes to Consolidated Financial Statements

2.     Restatement of Previously Issued Financial Statements

Background of the Restatement

As previously disclosed in August 2021, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) initiated an independent investigation concerning the adequacy of the Company’s previously presented warranty-related obligations (the “Investigation”), which has since been completed.

As a result of the Investigation, the Audit Committee concluded that (i) the Company’s previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) the Company’s former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) the Company’s former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Company's Board of Directors and the independent auditors, regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations when replacing the IGUs. Specifically, the Company had inappropriately excluded from the warranty obligation the installation labor and freight costs that it had incurred, and expected to continue to incur, when replacing the IGUs. It was also determined that partially offsetting the misstatement which understated the warranty obligation was another misstatement resulting in an overestimate in the estimated failure rates of the impacted IGUs. As a result of these material misstatements, the Company’s warranty liabilities were understated by $25.0 million as of December 31, 2020 and the Company’s Cost of Revenue and Net Loss were overstated by $3.1 million and understated by $20.9 million for the years ended December 31, 2020 and 2019, respectively, as well as understated by $7.1 million for periods prior to 2019, which has been corrected for as an adjustment to Accumulated Deficit as of December 31, 2018.

Accordingly, the Company is restating the accompanying annual financial statements as of December 31, 2020 and for the years ended December 31, 2020 and 2019. The Company has also restated its unaudited quarterly financial statements as of March 31, 2021 and 2020 and for the three months then ended in connection with the filing of its Q1 2021 Form 10-Q/A filed with the SEC on June 15, 2022 and its unaudited quarterly financial statements as of June 30, 2020 and September 30, 2020 and for the quarterly and year to date periods then ended in connection with the filing of its Q2 2021 Form 10-Q and Q3 2021 Form 10-Q filed with the SEC on June 15, 2022.

In addition to restating for the warranty-related misstatements, the Company is also correcting for other immaterial misstatements in the accompanying financial statements, included within the Other Adjustments column of the tables below. Such adjustments include a $1.1 million understatement of Net Loss which originated in periods prior to 2019, as well as the following:

a.the misstatement of depreciation expense for certain fixed assets;
b.timing of the recognition of commissions expense due to contractual service requirements necessary to earn such commission;
c.timing differences resulting from performance obligations associated with certain revenue contracts that were not initially identified and deferred over the period earned;
d.the misstatement of liabilities associated with performance obligations promised to customers in connection with IGU failures; and
e.certain income statement and balance sheet misclassifications, as well as other immaterial misstatements.

View, Inc.
Notes to Consolidated Financial Statements

Effect of the Restatement

The effects of the prior-period misstatements on our Consolidated Balance Sheet, Statements of Comprehensive Income and Cash Flows are reflected in the tables below (in thousands, except per share data). The As Previously Reported column within the Consolidated Balance Sheets below include the retroactive application of the reverse capitalization as further discussed in Note 4 and as disclosed in previous filings. As it relates to the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit, the impact of the restatement was to increase net loss and comprehensive loss as shown below, which had a corresponding impact on Accumulated Deficit. We have also restated impacted amounts within the accompanying notes to the consolidated financial statements, as applicable.

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

View, Inc.
Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended December 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	32,302	—	624	(c), (e)	32,926
Costs and expenses:
Cost of revenue	123,110	(3,054)	578	(a), (d), (e)	120,634
Research and development	69,491	—	(669)	(a), (e)	68,822
Selling, general, and administrative	77,445	—	(3,487)	(a), (b)	73,958
Total costs and expenses	270,046	(3,054)	(3,578)		263,414
Loss from operations	(237,744)	3,054	4,202		(230,488)
Interest and other income (expense), net
Interest income	499	—	—		499
Interest expense	(26,820)	—	—		(26,820)
Other expense, net	(32)	—	—		(32)
Gain (loss) on fair value change, net	7,155	—	—		7,155
Interest and other income (expense), net	(19,198)	—	—		(19,198)
Loss before benefit (provision) of income taxes	(256,942)	3,054	4,202		(249,686)
Benefit (provision) for income taxes	(40)	—	—		(40)
Net and comprehensive loss	(256,982)	3,054	4,202		(249,726)
Net loss per share, basic and diluted	$(153.14)	$1.82	$2.50		$(148.81)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,678,098	—	—		1,678,098

	Fiscal Year Ended December 31, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Revenue	24,324	—	(369)	(c), (e)	23,955
Costs and expenses:
Cost of revenue	179,675	20,866	3,191	(a), (e)	203,732
Research and development	77,696	—	(2,846)	(a), (b)	74,850
Selling, general, and administrative	72,905	—	625	(a), (b)	73,530
Income from legal settlement	(22,500)	—	—		(22,500)
Total costs and expenses	307,776	20,866	970		329,612
Loss from operations	(283,452)	(20,866)	(1,339)		(305,657)
Interest and other income (expense), net
Interest income	5,591	—	—		5,591
Interest expense	(10,594)	—	—		(10,594)
Other expense, net	(108)	—	—		(108)
Gain (loss) on fair value change, net	1,750	—	—		1,750
Loss on extinguishment of debt	(3,040)	—	—		(3,040)
Interest and other income (expense), net	(6,401)	—	—		(6,401)
Loss before benefit (provision) of income taxes	(289,853)	(20,866)	(1,339)		(312,058)
Benefit (provision) for income taxes	(51)	—	—		(51)
Net and comprehensive loss	(289,904)	(20,866)	(1,339)		(312,109)
Net loss per share, basic and diluted	$(184.53)	$(13.28)	$(0.85)		$(198.66)
Weighted-average shares used in calculation of net loss per share, basic and diluted	1,571,045	—	—		1,571,045

View, Inc.
Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

	Fiscal Year Ended December 31, 2020
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	(256,982)	3,054	4,202	(a), (b), (c), (d), (e)	(249,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,258	—	(1,300)	(a), (e)	24,958
Gain on fair value change, net	(7,155)	—	—		(7,155)
Amortization of debt discount	2,379	—	—		2,379
Stock-based compensation	28,932	—	—		28,932
Changes in operating assets and liabilities:
Accounts receivable	(105)	—	—		(105)
Inventories	566	—	—		566
Prepaid expenses and other current assets	24,044	—	(971)	(b), (e)	23,073
Other assets	(1,361)	—	—		(1,361)
Accounts payable	3,005	—	—		3,005
Deferred revenue	914	—	(370)	(c)	544
Accrued compensation	5,432	—	(1,997)	(b)	3,435
Accrued expenses and other liabilities	8,383	(3,054)	436	(d), (e)	5,765
Net cash used in operating activities	(165,690)	—	—		(165,690)
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	(9,455)	—	(1,039)	(e)	(10,494)

View, Inc.
Notes to Consolidated Financial Statements

	Fiscal Year Ended December 31, 2019
	As Previously Reported	Investigation Adjustments	Other Adjustments		As Restated
Cash flows from operating activities:
Net loss	(289,904)	(20,866)	(1,339)	(a), (b), (c), (d), (e)	(312,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,379	—	860	(a), (e)	25,239
Gain on fair value change, net	(1,750)	—	—		(1,750)
Amortization of debt discount	3,523	—	—		3,523
Loss on extinguishment of debt	3,040	—	—		3,040
Stock-based compensation	29,076	—	—		29,076
Income from legal settlement	(22,500)	—	—		(22,500)
Changes in operating assets and liabilities:
Accounts receivable	(4,811)	—	—		(4,811)
Inventories	(3,243)	—	—		(3,243)
Prepaid expenses and other current assets	(467)	—	(195)	(b), (e)	(662)
Other assets	226	—	—		226
Accounts payable	2,175	—	—		2,175
Deferred revenue	122	—	369	(c)	491
Accrued compensation	(660)	—	305	(b)	(355)
Accrued expenses and other liabilities	26,779	20,866	—		47,645
Net cash used in operating activities	(234,015)	—	—		(234,015)
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	7,921	—	1,039	(e)	8,960
3.Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows consisted of the following (in thousands):

	December 31,
	2021	2020
Cash	$33,581	$24,657
Cash equivalents:	$247,500	$38,575
Cash and cash equivalents	$281,081	$63,232
Restricted cash included in prepaid expenses and other current assets	$—	$1,000
Restricted cash	$16,462	$10,461
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$297,543	$74,693
4.Reverse Recapitalization
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

View, Inc.
Notes to Consolidated Financial Statements

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
(1)Includes CF II Class A shareholders of 50,000,000 and CF II Class B shareholders of 12,500,000.
(2)The number of Legacy View shares was determined from the 76,565,107 shares of Legacy View common stock and 5,222,852,052 shares of Legacy View redeemable convertible preferred stock outstanding, which were converted to an equal number of shares of Legacy View common stock upon the closing of the Merger, and then converted at the Exchange Rate to Class A common stock of the Company. All fractional shares were rounded down to the nearest whole share.
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

View, Inc.
Notes to Consolidated Financial Statements

•Legacy View’s senior management comprising a majority of the senior management of View; and
•View substantially assuming the Legacy View name.

5.Revenue

Disaggregation of Revenue

The Company disaggregates revenue between products and services, as well as by major product offering and by geographic market that depict the nature, amount, and timing of revenue and cash flows.

The following table summarizes the Company’s revenue by products and services (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Products	$69,779	$31,112	$23,451
Services	$4,228	$1,814	$504
Total	$74,007	$32,926	$23,955
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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Smart Glass	$41,740	$32,926	$23,955
Smart Building Platform	28,686	—	—
Smart Building Technologies	3,581	—	—
Total	$74,007	$32,926	$23,955

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

View, Inc.
Notes to Consolidated Financial Statements

constitute a single, combined performance obligation. Revenue from these contracts is recognized over time using a cost-to-cost input method.

Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments have not been material for the years ended December 31, 2021, 2020 and 2019.

Smart Building Technologies

The Company's Smart Building Technologies includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. Revenue is generally recognized over time. Revenue generated from these products has not been material to date.

The following table summarizes the Company's revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Fiscal Year Ended December 31,
	2021	2020	2019
Revenue:
United States	$63,519	$30,690	$19,394
Canada	9,555	1,351	4,474
Other	933	885	87
Total	$74,007	$32,926	$23,955

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue, including both deferred revenue and non-cancelable contracted amounts that will be invoiced in future periods, not yet recognized as revenue as the amount has been allocated to performance obligations not yet completed, or only partially completed, as of the end of the reporting period. The definition of remaining performance obligations excludes contracts that provide the customer with the right to cancel or terminate for convenience with no substantial penalty, even if historical experience indicates the likelihood of cancellation or termination is remote. The Company applies the practical expedient to not disclose information about remaining performance obligations that are part of a contract that has an original expected duration of one year or less.

The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of December 31, 2021 was $8.4 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.

Contract Assets and Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that we have billed to the customer, but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of December 31, 2021 and 2020 were $11.5 million and $1.2 million, respectively, and were included in other current assets. The increase in 2021 primarily relates to contract assets associated with View’s Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance

View, Inc.
Notes to Consolidated Financial Statements

obligation. Non-current contract assets as of December 31, 2021 and 2020 were $0.7 million and nil, respectively, and were included in other assets.

Contract liabilities relate to amounts invoiced or consideration received from customers, typically for the Company’s CSS contracts, in advance of the Company’s satisfaction of the associated performance obligation. Such contract liabilities are recognized as revenue when the performance obligation is satisfied. Contract liabilities are presented as deferred revenue on the consolidated balance sheets.

Revenue recognized during the years ended December 31, 2021, 2020 and 2019, which was included in the opening contract liability balance as of January 1, 2021, 2020 and 2019, was $1.2 million, $1.4 million and $0.9 million, respectively.

6.Fair Value

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,500	$—	$—	$247,500
Total cash equivalents	247,500	—	—	247,500
Restricted cash:
Certificates of deposit		16,462	—	16,462
Total assets measured at fair value	$247,500	$16,462	$—	$263,962

Private warrants liability	$—	$—	$174	$174
Sponsor earn-out liability	—	—	7,624	7,624
Total liabilities measured at fair value	$—	$—	$7,798	$7,798

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,574	$—	$—	$38,574
Total cash equivalents	38,574	—	—	38,574
Restricted cash:
Certificates of deposit	—	11,461	—	11,461
Total assets measured at fair value	$38,574	$11,461	$—	$50,035

Redeemable convertible preferred stock warrants	$—	$—	$12,323	$12,323
Total liabilities measured at fair value	$—	$—	$12,323	$12,323

View, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Private Warrants	Sponsor Earn-out Liability	Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2018	$—	$—	$21,228
Change in fair value	—	—	(1,750)
Balance as of December 31, 2019	—	—	19,478
Change in fair value	—	—	(7,155)
Balance as of December 31, 2020	—	—	12,323
Additions during the period	589	26,443	—
Change in fair value	(415)	(18,819)	(5,056)
Reclass to additional paid-in-capital upon Closing	—	—	(7,267)
Balance as of December 31, 2021	$174	$7,624	$—
Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain (loss) on fair value change, net in the consolidated statements of operations. The following table summarizes the gain (loss) on fair value change, net (in thousands):

	Fiscal year ended December 31,
	2021	2020	2019
Private Warrants	$415	$—	$—
Sponsor Earn-out Liability	18,819	—	—
Redeemable Convertible Preferred Stock Warrants	5,056	7,155	1,750
Gain (loss) on fair value change, net	$24,290	$7,155	$1,750

Valuation of redeemable convertible preferred stock warrants

The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As the Company operated as a private company until March 2021, specific historical and implied volatility information of its stock is not available. Therefore, the Company estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the redeemable convertible preferred stock warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends through the Closing Date at which time these redeemable convertible preferred stock warrants were converted to common stock warrants and classified as a component of stockholders’ equity. See Note 4 for additional information regarding the reverse recapitalization.

The market-based assumptions used in the valuations include the following:

	March 8, 2021 (Closing Date)	December 31, 2020	December 31, 2019
Expected volatility	52%-75%	70%	70%
Expected term (in years)	0.08-7.71	2.0	2.0
Expected dividends	0%	0%	0%
Risk-free rate	0.04%-1.28%	0.1%	1.6%
Discount for lack of marketability	5.0%-33.0%	11%-55%	20%-55%

View, Inc.
Notes to Consolidated Financial Statements

Valuation of Sponsor Earn-Out liability

The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	December 31, 2021	March 8, 2021 (Closing Date)
Stock price	$3.91	$9.19
Expected volatility	52.50%	29.20%
Risk free rate	1.12%	0.86%
Expected term (in years)	4.2	5.0
Expected dividends	0%	0%

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

Valuation of Private Warrants

The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	December 31, 2021	March 8, 2021 (Closing Date)
Stock price	$3.91	$9.19
Expected volatility	52.50%	29.20%
Risk free rate	1.04%	0.73%
Expected term (in years)	3.7	4.5
Expected dividends	0%	0%

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

View, Inc.
Notes to Consolidated Financial Statements

7.Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
	(in Years)	2021	2020
Testing and chamber equipment	7	$14,267	$15,853
Tenant improvements	2-15	42,608	41,888
Plant and manufacturing equipment	7-12	156,560	175,498
Computer hardware and software	5	21,079	20,269
Furniture and fixtures	7	3,809	3,730
Construction in progress		165,165	151,618
Property and equipment, gross		403,488	408,856
Less: Accumulated depreciation		(135,087)	(126,296)
Property and equipment, net		$268,401	$282,560

The Company recorded depreciation expense of $40.7 million, $24.9 million and $25.2 million, including $15.5 million, $1.1 million and $3.9 million related to assets which were no longer in service and had no alternative use for the years ended December 31, 2021, 2020 and 2019, respectively.

8.Other Balance Sheet Information

Other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Goodwill	$8,997	$—
Purchased technology and other intangible assets, net	$7,239	$626
Other	$5,691	$7,236
Other assets	$21,927	$7,862

Accrued compensation consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued vacation	$4,693	$3,990
Other	4,815	6,837
Accrued compensation	$9,508	$10,827

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued interest	$—	$14,540
Warranty accrual (Note 1)	8,868	8,864
Contract loss accrual (Note 5)	17,240	—
Environmental settlement accrual (Note 9)	2,950	—
Lease liability (Note 10)	3,581	—
Other	25,347	18,746
Accrued expenses and other current liabilities	$57,986	$42,150

View, Inc.
Notes to Consolidated Financial Statements

Other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Warranty accrual (Note 1)	$33,388	$38,814
Legal settlement liability	7,834	9,658
Contract loss accrual (Note 5)	3,422	—
Environmental settlement accrual (Note 9)	2,000	—
Other	3,893	8,372
Other liabilities	$50,537	$56,844

In December 2014, the Company finalized the terms of a litigation settlement with a third-party whereby the Company agreed to pay the other party a total of $32.0 million periodically over the next ten years. The Company recorded the present value of future payments as a liability and records interest expense as it accretes the liability. The Company paid $6.0 million for the year ended December 31, 2021 and $2.0 million for the year ended December 31, 2020. As of December 31, 2021, the Company is required to pay the remaining liability amount of $7.8 million through 2025, all of which is included above as long term within the Legal settlement liability of other liabilities, as the annual payment for fiscal year 2022 was paid in advance during December 2021.

9.Commitments and Contingencies

Indemnifications

From time to time, the Company enters into certain types of contracts that contingently require the Company to indemnify the Company's officers, directors, and employees for liabilities arising out of their employment relationship. Generally, a maximum obligation under these contracts is not explicitly stated.

Because the maximum amounts associated with these agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations on the Company's consolidated balance sheets.

Standby Letter of Credit

During the course of business, the Company's bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of December 31, 2021 and 2020, the total value of the letters of credit issued by the bank are $16.5 million and $11.5 million, respectively. No amounts have been drawn under the standby letter of credit.

Commitments

In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws are limited to amounts incurred by subcontractors contracted by View in relation to the project. The note is not a revolving facility, which means that outstanding amounts under the note that are repaid cannot be re-borrowed. The promissory note has a maturity date set at the fourth anniversary of the date of the first advance to the customer. The promissory note bears no interest during the period between the first advance to the customer and the maturity date, with interest increasing to an annual rate of 3.5% thereafter. As of December 31, 2021, the customer has made zero advances on the promissory note.

Litigation Settlements

The Company previously alleged claims for legal malpractice in relation to legal representation and related services provided by a law firm to the Company in connection with certain corporate matters. Both the Company and the law firm settled their dispute via a mediation regarding claims alleged by the Company against the law firm and signed a formal written settlement agreement in December 2019. Per the terms of the signed agreement, the law firm agreed to pay an amount of $22.5 million as consideration to settle the dispute. The Company recorded $22.5 million as income reflecting the recovery of previously incurred losses from the legal settlement in the consolidated statement of comprehensive loss for the year ended December 31, 2019. The Company received this amount in January 2020.

View, Inc.
Notes to Consolidated Financial Statements

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

Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2021.

Derivative Litigation

On December 6, 2021, a purported Company shareholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against Rao Mulpuri, Nigel Gormly, Harold Hughes, Tom Leppert, Toby Cosgrove, Lisa Picard, Julie Larson-Green, and Vidul Prakash (Jacobson v. Mulpuri, et al. (No. 1:21CV01719, D. Del.)). The complaint alleges that Mulpuri and

View, Inc.
Notes to Consolidated Financial Statements

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

Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2021.

Government Investigation

On November 9, 2021, the Company announced that it had voluntarily reported to the SEC that the Audit Committee of the Company’s Board of Directors was conducting an independent, internal investigation into the adequacy of the Company’s previously reported warranty accrual. In January 2022, the Company was informed that the SEC is conducting a formal investigation of this matter. The Company has cooperated with the SEC’s investigation and intends to continue doing so.

Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2021.

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

(1)the Company pleading guilty to a single misdemeanor count for negligently discharging wastewater to a POTW without first obtaining a pretreatment permit in violation of 33 U.S.C. § 1319(c)(1)(A);

(2)the Company paying a fine of $3.0 million over a three-year period in equal installments of $1.0 million to the federal government;

(3)the Company paying a special assessment of $125 to the federal government pursuant to 18 U.S.C. § 3013(a)(1)(B);

View, Inc.
Notes to Consolidated Financial Statements

(4)the Company entering a separate civil Agreed Order with the MCEQ that requires the payment of a separate civil penalty of $1.5 million;

(5)the Company making a separate community service payment in the amount of $0.5 million to DCRUA, to be used for the sole purpose of expanding wastewater treatment capacity in DeSoto County, Mississippi, within 30 days of entering the Plea Agreement;

(6)the Company implementing an environmental management system that conforms to ISO 14001:2015 standards or a similar environmental management system approved by the United States Environmental Protection Agency, which is expected to result in $0.3 million in consulting and personnel costs;

(7)the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $2.0 million in capital expenditures to install a wastewater treatment and recycling system;

(8)the Company obtaining a pretreatment permit from MDEQ, or entering an Agreed Order with MCEQ and operating in compliance with that Agreed Order until a permit can be obtained;

(9)the Company obtaining wastewater discharge permits from DCRUA and Olive Branch, or entering into Consent/Compliance Order(s) or Agreement(s) with DCRUA and Olive Branch that are consistent with any Agreed Order entered with MCEQ and operating in compliance with such Consent/Compliance Order(s) or Agreement(s) until permits can be obtained; and

(10)the Company agreeing to probation for three years.

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

The Company has recognized the $5.0 million of penalties it expects to incur in conjunction with this settlement within Other expense, net, for the year ended December 31, 2021, which is included within Accrued expenses and other current liabilities as of December 31, 2021.

10.Leases
As discussed in Note 1, the Company adopted ASC 842 on January 1, 2021 using the optional transition method. Under this method of adoption, the comparative information in the Consolidated Financial Statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840).
Disclosure Subsequent to the Adoption of the New Lease Accounting Standard (ASC 842)

The Company leases manufacturing facilities, office space, and equipment under both operating and finance leases with various expiration dates through 2023. The Company determines if an arrangement is a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

For leases with initial terms greater than 12 months, the Company considers these ROU assets and records the related asset and obligation at the present value of lease payments over the term. For leases with initial terms equal to or less than 12 months, we do not consider them as ROU assets and instead consider them short-term lease costs that are recognized on a straight-line basis over the lease term. Our leases may include escalation clauses, renewal options and/or termination options that are factored into our determination of lease term and lease payments when its reasonably certain the option will be exercised. We have elected to take the practical expedient and not separate lease and non-lease components of contracts. We estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement because the implicit rate of the lease is generally not known. Our lease agreements do not contain any material residual value guarantees, restrictions or covenants.

Lease assets and lease liabilities as of December 31, 2021 were as follows:

View, Inc.
Notes to Consolidated Financial Statements

Leases	Classification on Balance Sheet	December 31, 2021
Assets
Operating leases	ROU assets	$21,178
Finance leases	Property and equipment, net	$1,163
Total ROU assets		$22,341

Liabilities
Current
Operating leases	Accrued expenses and other current liabilities	$3,050
Finance leases	Accrued expenses and other current liabilities	$531
Non-current
Operating leases	Other long-term liabilities	$22,997
Finance leases	Other liabilities	$619
Total lease liabilities		$27,197

The components of lease expense for the year ended December 31, 2021 were as follows:

Fiscal Year Ended December 31, 2021
Operating lease cost	$5,557
Short-term lease cost	$609
Finance lease cost
Amortization of ROU assets	$1,233
Interest expense	$130
Total lease cost	$7,529

Supplemental cash flow information related to our leases are as follows:

Fiscal Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	5,787
Operating cash flows for finance leases	130
Financing cash flows for finance leases	1,278

The following table presents the weighted-average remaining lease terms and discount rates related to leases as of December 31, 2021:

December 31, 2021
Weighted average remaining lease term (years)
Operating leases	6.26 years
Finance leases	1.94 years
Weighted average discount rate
Operating leases	9.42%
Finance leases	7.41%

The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2021:

View, Inc.
Notes to Consolidated Financial Statements

Fiscal year ended December 31,	Operating Leases	Finance Leases	Total
2022	$5,375	$595	$5,970
2023	$5,445	$567	$6,012
2024	$5,370	$79	$5,449
2025	$5,291	$—	$5,291
2026	$5,380	$—	$5,380
Thereafter	$8,092	$—	$8,092
Total lease payments	$34,953	$1,241	$36,194
Less: Interest	$8,906	$92	$8,998
Total lease liabilities	$26,047	$1,150	$27,197

Disclosure Under the Old Lease Accounting Standard (ASC 840)

The minimum future rental commitments under ASC 840 for non-cancelable leases with initial maturities greater than one year, payable over the remaining lives of the leases as of December 31, 2020 were:

Fiscal year ended December 31,	Capital Leases	Operating Leases
2021	$775	$7,543
2022	360	7,722
2023	298	7,905
2024	68	8,093
2025	—	8,285
Thereafter	—	22,969
Total lease payments	1,501	62,517
Less: Interest	(89)
Present value of lease payments	1,412
Less: long-term portion	(727)
Current portion	$685
The Company recorded rent expense of $7.2 million and $7.5 million for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, the Company recorded depreciation expense of $0.8 million and $0.8 million, respectively, related to assets under capital leases in cost of revenue in the consolidated statements of comprehensive loss.

11.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate - December 31,		December 31,
	2021		2021	2020
Term loan, due June 30, 2032	0%		$15,430	$15,430
Revolving debt facility, repaid on March 8, 2021	LIBOR+	9.05%	—	250,000
Debt discount			—	(2,752)
Total debt			15,430	262,678
Debt, current			1,470	247,248
Debt, non-current			$13,960	$15,430

View, Inc.
Notes to Consolidated Financial Statements

Principal payments on all debt outstanding as of December 31, 2021 are estimated as follows (in thousands):

Year Ending December 31,	Total
2022	$1,470
2023	1,470
2024	1,470
2025	1,470
Thereafter	9,550
Total	$15,430

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
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of December 31, 2021, the Company was in compliance with these covenants.

Equipment Loan

In June 2017, the Company entered into an Equipment Loan Agreement with a lender for a committed facility up to $60.0 million (Equipment Loan), within which $20.0 million was subject to further approval by the lender. In 2017, the Company drew down proceeds of $40.0 million in the form of promissory note. The loan bore interest at a rate of 12.25% to 12.5% per annum, compounded on a monthly basis and is payable over 48 months with principal payments starting the 13th month from the drawdown date. The last months principal and interest amount were paid in advance. The loan contained an end of term balloon payment of $5.6 million and the facility fees are $0.3 million each year until the secured obligations are paid in full. The loan is collateralized by specific fixed assets purchased with the proceeds. For the year ended December 31, 2019, the Company recorded interest expense of $4.8 million. In October 2019, the loan and end of term balloon amount were repaid in full prior to its maturity. Upon the prepayment of the term loan, the Company recorded $3.0 million as a loss on extinguishment of debt in the consolidated statement of comprehensive loss.

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

View, Inc.
Notes to Consolidated Financial Statements

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
12.Stockholders' Equity

Legacy View Redeemable Convertible Preferred Stock

Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Immediately prior to the Merger, each outstanding share of Legacy View redeemable convertible preferred stock converted to Legacy View common stock on a 1:1 conversion ratio. Upon Closing, each issued and outstanding share of Legacy View common stock was cancelled and the holders thereof in exchange received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. As such, as of December 31, 2021, the Company has no redeemable convertible preferred stock outstanding. See Note 4 for additional information regarding the reverse recapitalization.

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

Common Stock

On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2021, the Company had 219,195,971 shares of common stock issued and outstanding.

View, Inc.
Notes to Consolidated Financial Statements

Preferred Stock

Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2021, no shares of View, Inc. Preferred Stock were issued and outstanding.

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
13.Stock Warrants
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
The Company may redeem the outstanding Public Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

As of December 31, 2021, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
Other Warrants
Legacy View also issued redeemable convertible preferred stock and common stock warrants, to various service providers, lenders, investors, at various points in time, which were subsequently converted to the common stock warrants of the Company. Upon consummation of the Merger, each Legacy View warrant that was outstanding was assumed by CF II and converted into a common stock warrant exercisable for common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger multiplied by (b) the Exchange Ratio. Such warrants have a per share exercise price equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger by (ii) the Exchange Ratio, and, except as specifically provided in the Merger Agreement, each warrant continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View warrant immediately prior to the Merger. Prior to the

View, Inc.
Notes to Consolidated Financial Statements

Merger, the redeemable convertible preferred stock warrants were classified as liabilities on the consolidated balance sheets. See Note 6 for a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 1,000,000 common stock warrants to the seller.

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued by Legacy View	Number of Warrants December 31, 2021 (As converted)	Number of Warrants December 31, 2020 (As converted)	Number of Warrants December 31, 2019 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	71,898	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	59,282	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	45,207	161,457	161,457	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	1,135,395	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	—	—	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	—	—	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	—	—	10.00	December 2031
	Total stock warrants	21,311,920	3,394,867	3,427,407

View, Inc.
Notes to Consolidated Financial Statements

14.Stock-Based Compensation

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

2021 Plan

In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of December 31, 2021, the Company had 18,594,386 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.

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

View, Inc.
Notes to Consolidated Financial Statements

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Entity ($)
1	2,500,000	20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	110.00
The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2020	1,071,605	$0.22	7.6	$20,564
Retroactive application of reverse recapitalization	(1,046,690)
Balance as of December 31, 2020, as converted	24,915	$9.32	7.6	$20,564
Options granted	5,000	10.00
Exercised	(190)	9.04
Canceled/forfeited	(2,143)	9.52
Outstanding as of December 31, 2021	27,582	$9.43	7.0	$—
Options vested and expected to vest as of December 31, 2021	27,167	$9.44	7.0	$—
Exercisable as of December 31, 2021	18,633	$9.42	6.5	$—
_____________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of December 31, 2021 was $3.91 per share, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market. The market value as of December 31, 2020 was $9.89 per share, which is the fair value of View's common stock as historically determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The weighted-average grant date fair value per share of stock options granted was $4.38 for the fiscal year ended December 31, 2021. The total grant date fair value of stock options vested was $24.8 million during the fiscal year ended December 31, 2021. The total intrinsic value of options exercised during the fiscal year ended December 31, 2021 was $0.4 million.

As of December 31, 2021, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $33.3 million and is expected to be recognized over a weighted-average remaining service period of 1.9 years.

In addition to the time vested options above, as of December 31, 2021, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the fiscal year ended December 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 9.2 years. As of December 31, 2021, the CEO Option Award had no intrinsic value. There were no options issued under this plan in 2020.

View, Inc.
Notes to Consolidated Financial Statements

The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the fiscal year ended December 31, 2021. As of December 31, 2021, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $73.1 million and is expected to be recognized over a weighted-average remaining service period of 4.4 years.

The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the fiscal year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	—	$—
Granted	12,758	6.15
Vested	(115)	7.39
Canceled	(1,000)	6.12
Outstanding as of December 31, 2021	11,643	$6.14

The total grant date fair value of RSUs vested was $0.8 million during the fiscal year ended December 31, 2021. As of December 31, 2021, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $42.2 million and is expected to be recognized over a weighted-average remaining service period of 1.7 years.

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

Valuation

The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees were calculated using the Black-Scholes option-pricing models based on the following assumptions:

	Fiscal year ended December 31,
	2021	2020	2019
Expected volatility	53.0%	70%	49%-70%
Expected terms (in years)	6.0	5.4-6.7	5.6-6.7
Expected dividends	0%	0%	0%
Risk-free rate	1.07%	0.4%-1.5%	1.5%-2.5%

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

The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

View, Inc.
Notes to Consolidated Financial Statements

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a

Stock-based Compensation Expense

The Company’s stock-based compensation included in its consolidated statements of comprehensive loss was as follows (in thousands):

	Fiscal year ended December 31,
	2021	2020	2019
Cost of revenue	$4,930	$2,240	$3,084
Research and development	8,725	4,438	4,113
Selling, general, and administrative	59,965	22,254	21,879
Total	$73,620	$28,932	$29,076
15.Income Taxes

Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(343,444)	$(250,042)	$(312,162)
Foreign	74	356	104
Total	$(343,370)	$(249,686)	$(312,058)

The components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current Income Tax Provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	65	40	51
Total Current Provision for Income Taxes	$65	$40	$51

	Year Ended December 31,
	2021	2020	2019
Deferred Income Tax (Benefit) Provision:
Federal	$(349)	$—	$—
State	(108)	—	—
Foreign	—	—	—
Total Deferred (Benefit) Provision for Income Taxes	$(457)	$—	$—

Total (Benefit) Provision for Income Taxes	$(392)	$40	$51

View, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate was as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	21.00%	21.00%	21.00%
State tax, net of federal benefit	0.04%	0.05%	0.05%
Permanent differences	1.16%	0.53%	1.51%
Stock-based compensation	(0.18)%	(0.03)%	(0.33)%
Change in valuation allowance	(22.17)%	(22.41)%	(15.04)%
Other	0.26%	0.84%	(6.96)%
Total rate	0.11%	(0.02)%	0.23%

The Company's net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$393,967	$313,471
Intangibles	4,719	6,802
Research and development credits	7,221	5,636
Accruals and other reserves	18,386	16,007
Inventory reserve	10,415	21,239
Stock-based compensation	34,622	16,842
Lease liability	6,546	—
Other	2,427	581
Deferred tax assets before valuation allowance	478,303	380,578
Valuation allowance	(459,885)	(367,930)
Deferred tax assets after valuation allowance	18,418	12,648
Deferred tax liability on fixed assets	(13,107)	(12,648)
Deferred tax liability on ROU Asset	(5,311)	—
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company recorded a valuation allowance of $459.9 million for the portion of the deferred tax assets that the Company does not expect to be realized. The valuation allowance on the Company's net deferred tax assets increased by $92.0 million, $67.4 million and $58.7 million during the years ended December 31, 2021, 2020 and 2019, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations, historic losses and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on the Company's U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

As of December 31, 2021, the Company had $1,549.5 million and $1,191.7 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. The federal and state NOL carryforwards, if not utilized, will generally begin to expire in 2022 through 2027. Of the total federal NOL carryforwards, $1,126.1 million were generated post December 31, 2017 and have no expiration.

As of December 31, 2021, the Company had research and development tax credits available to offset federal and California tax liabilities in the amount of $5.9 million and $10.8 million, respectively. Federal credits will begin to expire in 2027 and California state tax credits have no expiration.

View, Inc.
Notes to Consolidated Financial Statements

The federal and state NOLs and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. In addition, certain attributes are subject to annual limitations as a result of the acquisition of ioTium, which constitutes a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use NOL carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company earns net taxable income, its ability to use pre-change NOL carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in increased future tax liability. The Company has experienced ownership changes since its inception and there have been limitations on net operating losses and tax credits, which have resulted in tax attributes being permanently written-off against its deferred tax assets.

The Company maintained undistributed earnings overseas as of December 31, 2021. As of December 31, 2021, the Company believed the funds held by all non-US subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act had an immaterial impact on the Company's income taxes in fiscal year 2021 and 2020.

Uncertain Tax Positions

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company performs a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$6,593	$4,829	$1,917
Decreases related to prior year tax positions	—	—	—
Increases related to prior year tax positions	—	—	988
Increases related to current year tax positions	1,764	1,764	1,924
Balance at end of year	$8,357	$6,593	$4,829

The balance of gross unrecognized tax benefits as of December 31, 2021, 2020 and 2019 was $8.4 million, $6.6 million and $4.8 million, respectively, none of which would affect the Company's income tax expense if recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. It is the Company's policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

View, Inc.
Notes to Consolidated Financial Statements

The Company currently has no federal, state or foreign tax examinations in progress nor has it had any federal, state or foreign examinations since inception. The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2021 tax years generally remain subject to examination by U.S. federal and California state tax authorities due to the Company's NOL carryforwards. For significant foreign jurisdictions, the 2016 through 2021 tax years generally remain subject to examination by their respective tax authorities.

16.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal year ended December 31,
	2021	2020	2019
Net loss	$(342,978)	$(249,726)	$(312,109)
Weighted-average shares outstanding, basic and diluted	173,692,582	1,678,098	1,571,045
Net loss per share, basic and diluted	$(1.97)	$(148.81)	$(198.66)

As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.

For the fiscal year ended December 31, 2021, common stock equivalents consisted of stock options, restricted stock units and warrants. For the fiscal years ended December 31, 2020 and 2019, common stock equivalents consisted of stock options, warrants, redeemable convertible preferred stock and related warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020	2019
Stock options to purchase common stock	27,582,170	24,914,801	26,777,351
Unvested restricted stock units	142,652	—	—
Warrants to purchase common stock	21,311,920	40,150	40,150
Redeemable convertible preferred stock (on an if-converted basis)	—	121,431,310	121,435,487
Warrants to purchase redeemable convertible preferred stock (on an if-converted basis)	—	3,354,717	3,387,257
Total	49,036,742	149,740,978	151,640,245

The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of December 31, 2021. The common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of December 31, 2021, the thresholds for the CEO Option Award and the Officer RSUs have not been achieved and 25,000,000 stock options for the CEO Option Award and 11,500,000 RSUs for the Officer RSUs are outstanding.

17.Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the northern district of Mississippi environmental matter disclosed in Note 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This Annual Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Background

As previously disclosed on August 16, 2021, the Audit Committee of our Board of Directors initiated an independent investigation concerning the adequacy of our previously reported warranty accrual (the “Investigation”).

As a result of the Investigation, the Audit Committee concluded that (i) our previously reported liabilities associated with warranty-related obligations and the cost of revenue associated with the recognition of those liabilities were materially misstated, (ii) our now former Chief Financial Officer and certain former accounting staff negligently failed to properly record the liabilities for warranty-related obligations and cost of revenue, and (iii) our now former Chief Financial Officer and certain former accounting staff intentionally failed to disclose certain information to the Board of Directors and our external independent auditors regarding the applicable costs incurred and expected to be incurred in connection with the warranty-related obligations. In connection with these findings, our former Chief Financial Officer resigned. Given these findings, and as disclosed in the Explanatory Note and in Note 2 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, we are restating our consolidated financial statements for the years ended December 31, 2020 and 2019 and unaudited quarterly financial information for the quarter ended March 31, 2021 and for each of the quarters in the year ended December 31, 2020 to correct misstatements associated with the Investigation. For additional information on the Investigation and the Audit Committee’s findings, see the Explanatory Note.

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

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures which (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation, because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as of December 31, 2021 as follows:

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

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

The Audit Committee has directed management to develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor the implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

During the fourth quarter, we have taken the following steps to begin to enhance our internal control over financial reporting:
◦hired new leadership in the accounting and finance team with appropriate technical accounting knowledge and public company experience in finance and accounting;
◦utilized third-party consultants to supplement our internal resources;
◦performed a comprehensive risk assessment that identified the risks of material misstatement whether due to error or fraud in the consolidated financial statements and have begun implementing new controls and redesigning existing controls, including transactional controls, review controls, IT general controls and user access controls to mitigate the identified risks of material misstatements; and
◦performed a segregation of duties analysis, segregated conflicting roles and removed unnecessary access to financial reporting systems and applications relevant to the preparation of the financial statements.

Changes in Internal Control Over Financial Reporting

Other than changes described above in “Remediation Plan,” there were no changes during the quarter ended December 31, 2021 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below is a list of the Company’s executive officers and directors and their respective ages and business experience as of June 10, 2022.

Name	Age	Position
Rao Mulpuri	53	Chief Executive Officer and Director
Amy Reeves	46	Chief Financial Officer
Rahul Bammi	51	Chief Business Officer
Martin Neumann	45	Chief Operations Officer
Nitesh Trikha	47	Chief Product Officer
Anshu Pradhan	44	Chief Technology Officer
Bill Krause	41	Chief Legal Officer
Toby Cosgrove	81	Chairman of the Board
Nigel Gormly	48	Director
Julie Larson-Green	60	Director
Lisa Picard	52	Director

Executive Officers

Rao Mulpuri

Dr. Rao Mulpuri has served as View’s Chief Executive Officer and on View’s Board of Directors since December 2008. Prior to View, Dr. Mulpuri held several executive positions at Novellus Systems, most recently as President of Novellus Systems Japan, and Vice President/General Manager of the Integrated Metals Business. Dr. Mulpuri holds a Ph.D. in Materials Engineering and a MS in Manufacturing Engineering from Boston University, and a BE in Mechanical Engineering from Manipal Institute of Technology in India. Dr. Mulpuri also completed the Advanced Management Program at Harvard Business School. Dr. Mulpuri is a member of the Young Presidents Organization, the Urban Land Institute, the Advisory Board of the College of Engineering at Boston University and the Executive Board of the Silicon Valley Leadership Group. View believes Dr. Mulpuri is qualified to serve as a member of the View Board due to his extensive executive management and technology industry leadership experience, as well as his deep knowledge of View’s technology and business operations.

Amy Reeves

Amy Reeves has served as View’s Chief Financial Officer since February 2022. Ms. Reeves previously served as View’s interim Chief Financial Officer and interim Principal Financial Officer beginning in November 2021. Prior to that, Ms. Reeves served as View’s Controller and Chief Accounting Officer beginning in June 2021. Prior to joining View, Ms. Reeves spent over 19 years at Wright Medical Group N.V. in various financial and accounting roles of increasing responsibility, most recently as Global Controller from 2019 until June 2021. Ms. Reeves holds a bachelor’s degree in accounting and a master’s degree in accounting from the University of Mississippi and is a Certified Public Accountant.

Rahul Bammi

Rahul Bammi has served as View’s Chief Business Officer since January 2019. Previously, he served as View’s Chief Marketing Officer from June 2016 to December 2018. Prior to that, Mr. Bammi was the Vice President of Product Management and Marketing at Lumileds, where he helped double LED revenue to over $1 billion in four years. Mr. Bammi brings over 20 years of P&L, product, M&A, business strategy, and engineering experience from leading companies such as Lumileds, KLA, Hynix Semiconductor, National Semiconductor, and Motorola. Mr. Bammi holds an MBA from Stanford University where he was an Arjay Miller scholar; he also holds an MS in Chemical Engineering from Arizona State University and a BE in Chemical Engineering from the National Institute of Technology in India.

Martin Neumann

Dr. Martin Neumann has served as View’s Chief Operations Officer since March 2021. Previously, Dr. Neumann served as View’s Senior Vice President of Operations since September 2019. Prior to that, Dr. Neumann held numerous positions at

View, each contributing towards building View’s technology and market: Vice President of Customer Success (May 2016 to August 2019), Sr. Director of Business Development (February 2014 to April 2016), Director of Technology (February 2014 to January 2014), Technology Manager (December 2011 to February 2014) and Sr. Process Engineer (June 2010 to December 2011). He has a proven track record of technology innovation in manufacturing, scaling up operations, corporate strategy, network operations, supply chain logistics and customer service. He has written 13 Journal Articles and 12 Conference Proceedings Papers, and has numerous issued patents. Dr. Neumann holds a Ph.D., MS and BS in Nuclear Engineering from the University of Illinois at Urbana-Champaign.

Nitesh Trikha

Nitesh Trikha has served as View’s Chief Product Officer since March 2021. Previously, Mr. Trikha served as View’s Senior Vice President of IoT Products from January 2020. Mr. Trikha joined View in April 2017 as the Vice President of Innovation. Prior to that, Mr. Trikha was the Senior Vice President of Products at July Systems Inc. Prior to July Systems, Mr. Trikha was the Chief Technology Officer at the Industry Solutions Group and the Emerging Solutions Group of Cisco Systems, Inc. Mr. Trikha holds a BS in Engineering from the National Institute of Technology Karnataka in India.

Anshu Pradhan

Dr. Anshu Pradhan has served as View’s Chief Technology Officer since March 2021. Previously, Dr. Pradhan served as View’s Senior Vice President of Engineering since September 2015, and served as Sr. Director, Technology from February 2009 to August 2015. Dr. Pradhan has played a critical role in the development and scaling of electrochromic technology. Prior to View, Dr. Pradhan was the Technology Manager at Novellus Systems, Inc. Dr. Pradhan holds a Ph.D. in Materials Science and Engineering from the University of Delaware and a BTech from the Indian Institute of Technology in India.

Bill Krause

Bill Krause has served as View’s Chief Legal Officer and Secretary since February 2022, and previously served as View’s Senior Vice President, General Counsel and Secretary from January 2018. Prior to View, Mr. Krause was Deputy General Counsel & Assistant Secretary at Rambus, Inc., a publicly traded memory and security company. Mr. Krause has also had significant experience in private practice with the law firm of Pillsbury Winthrop Shaw Pittman, LLP where he advised a wide range of companies with respect to securities compliance, public and private financings, mergers and acquisitions, public company reporting and corporate governance. Mr. Krause is a member of the California State Bar and received a J.D. from Santa Clara University and his bachelor’s degree from Amherst College.

Directors

Toby Cosgrove

Dr. Toby Cosgrove, MD joined the View Board on March 8, 2021. From 2004 through 2017, Dr. Cosgrove served as the CEO and president of the Cleveland Clinic, where he led the $8 billion organization to new heights of achievement and efficiency, seeing it ranked the #2 hospital in America (U.S. News). Dr. Cosgrove joined the Cleveland Clinic in 1975 and chaired the Department of Thoracic and Cardiovascular surgery from 1989 to 2004. He has performed over 22,000 operations and earned an international reputation in valve repair. Dr. Cosgrove also holds 30 patents for medical innovations. He currently serves as Executive Advisor, working with Cleveland Clinic leadership on strategies for national and international growth. He has also served as a director for Hims & Hers Health, Inc. (NYSE: HIMS) since January 2021 and American Well Corporation (NYSE: AMWL) since November 2019. Dr. Cosgrove is a member of the National Academy of Medicine, and a Fellow of the National Academy of Inventors. He graduated from Williams College and the University of Virginia School of Medicine and trained at Massachusetts General Hospital and Brook General Hospital in London. In 1967, he was a surgeon in the U.S. Air Force, earning a Bronze Star. Dr. Cosgrove was selected to serve as a member of the View Board based on his extensive experience as an executive and board member, as well as his deep medical expertise.

Nigel Gormly

Nigel Gormly has served as a member of the View Board since August 2015. Mr. Gormly initially served as the representative director of the New Zealand Superannuation Fund, and then as an independent director. Until June 2019, Mr. Gormly served as the New Zealand Superannuation Fund’s Head of International Direct Investment primarily responsible for the Fund’s direct investments in energy, infrastructure and expansion capital, as well as leading the Fund’s collaboration efforts with global investment partners. Prior to joining the Fund, Mr. Gormly spent 10 years with Fonterra, where he held a number of strategic development and commercial leadership roles, most recently as General Manager Commercial Ventures. Mr. Gormly’s early career was focused on M&A and corporate finance advisory based in London, with assignments throughout Asia, Latin America and Europe. A Chartered Financial Analyst, Nigel holds a B.Sc, BCom and a Graduate Diploma in Finance from the University of Auckland. He currently serves on the Boards of LanzaTech and CTF Pledge Pioneers. Mr. Gormly was selected to serve as a member of the View Board based on his extensive experience in the venture capital and investment banking industries.

Julie Larson-Green

Julie Larson-Green has served as a member of the View Board since June 2021. As an advisor, investor, and board member, Ms. Larson-Green currently helps companies successfully develop their people, products, and processes to create great experiences and deliver growth. Ms. Larson-Green has served as Chief Technology Officer of Magic Leap 2 since September 2021. From January 2018 to February 2021, Ms. Larson-Green served as the chief experience officer at Qualtrics. From 1993 to 2017, she served in a variety of executive leadership and product development roles at Microsoft, including leadership in building Microsoft Office, Windows, Internet Explorer, Xbox, and Surface. She also cultivated a startup culture, fostering ideas to reflect the company’s broader vision of helping people achieve more and focus on what matters most. Ms. Larson-Green has severed as a director of Health Catalyst, Inc. (Nasdaq: HCAT) since January 2020. View believes that Ms. Larson-Green is qualified to serve as a member of the View Board based on her executive leadership experience, including chief experience officer, and her knowledge of the technology industry.

Lisa Picard

Lisa Picard joined the View Board on March 8, 2021. Ms. Picard previously served as President and Chief Executive Officer of EQ Office, a U.S. office portfolio company wholly-owned by Blackstone’s real estate funds, until March 2022. Ms. Picard joined EQ Office in 2016 as its Chief Operating Officer and was named CEO in 2017. Prior to joining EQ, Ms. Picard worked as a real estate executive for Skanska, developing office and residential properties in the Northwest United States, while also guiding investments for the company in Sweden, Norway and Denmark. Ms. Picard has also held executive roles at Canyon Ranch Spa and Resorts and Hines Interests. She also serves on the Board of Directors for MiiR Holdings, a product-to-project B corporation. Ms. Picard holds two master’s degrees from Massachusetts Institute of Technology and a BS from California State Polytechnic University-Pomona. Ms. Picard was selected to serve as a member of the View Board based on her extensive experience as an executive and board member, as well as her deep knowledge of the real estate industry.

Rao Mulpuri

See “—Executive Officers”

CORPORATE GOVERNANCE

Board Composition

Our business and affairs are organized under the direction of our Board, which currently consists of five members. Toby Cosgrove serves as Chairman of the Board and is a non-employee independent director. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally, as required.

In accordance with the terms of our Bylaws, each director shall be elected by a plurality of the votes cast at each annual meeting of stockholders, and each director so elected shall hold office until the next annual meeting of stockholders and until such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal. Unless otherwise required by law or the Company’s Certificate of Incorporation, vacancies on the Board or any committee thereof resulting from the death, resignation or removal of a director, or from an increase in the number of directors constituting the Board or such committee or otherwise, may be filled only by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. The directors so chosen shall, in the case of the Board, hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier death, resignation or removal and, in the case of any committee of the Board, shall hold office until their successors are duly appointed by the Board or until their earlier death, resignation or removal. Except as otherwise required by applicable law and subject to the rights, if any, of the holders of shares of preferred stock then outstanding, any director or the entire Board may be removed from office at any time, but only for cause, and only by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) in voting power of the issued and outstanding capital stock of the Company entitled to vote in the election of directors.

Pursuant to our Corporate Governance Guidelines, the Nominating and Corporate Governance committee is required to coordinate an annual self-evaluation of the Board’s effectiveness, as well as the performance of each committee of the Board, the results of which are discussed with the full Board and each committee. The assessment includes a review of any areas in which the Board or management believes the Board can make a better contribution to the Company. The Nominating and Corporate Governance Committee utilizes the results of this self-evaluation process in assessing and determining the characteristics and critical skills required of prospective candidates for election to the Board and in making recommendations to the Board with respect to assignments of Board members to various committees.

Board Leadership Structure

We have separated the roles of Chairman of the Board and the CEO. While the Chairman of the Board works closely with the CEO and other members of our management, the Chairman of the Board is not part of management and does not have an operating or external role or responsibility. The Board of Directors considers it useful and appropriate to designate a Chairman of the Board to act as the presiding director at Board of Directors meetings, to call and organize such meetings and to manage the agenda thereof, and to manage the affairs of the Board of Directors, including ensuring that the Board of Directors is organized properly, functions effectively and meets its obligations and responsibilities. The Chairman of the Board also acts as the principal contact for the CEO and other members of the Board of Directors and management, as appropriate, for matters requiring the attention of the full Board of Directors. We believe that this leadership structure is appropriate given the attention, time, effort, and energy that the CEO is required to dedicate to his position in the current business environment, and the high level of commitment required to serve as our Chairman of the Board.

Role of Board of Directors in Risk Oversight

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while one of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors does not currently have or anticipate having a standing risk management committee, but instead administers this oversight function directly through our Board of Directors as a whole, as well as through various standing committees of our Board of Directors that address risks inherent in their respective areas of oversight. In particular, our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our nominating and corporate governance committee assesses risks relating to our corporate governance practices, the independence of the Board and potential conflicts of interest.

Our Board of Directors believes its current leadership structure supports the risk oversight function of our Board of Directors.

Director Qualifications & Board Diversity

Except as may be required by rules promulgated by Nasdaq or the SEC, there are currently no specific minimum qualifications that must be met by each candidate for our Board of Directors, nor are there any specific qualities or skills that are necessary for one or more of the members of our Board of Directors to possess. The Nominating and Corporate Governance Committee considers a number of factors in its assessment of the appropriate skills and characteristics of members of the Board of Directors, as well as the composition of the Board of Directors as a whole. These factors include the members’ qualification as independent, as well as consideration of judgment, character, integrity, diversity, skills, and experience in such areas as operations, technology, finance, and the general needs of the Board of Directors and such other factors as the Nominating and Corporate Governance Committee may consider appropriate.

The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity. However, the Board of Directors and the Nominating and Corporate Governance Committee believe that it is essential that the members of the Board of Directors represent diverse viewpoints. In considering candidates for the Board of Directors, the Board of Directors and the Nominating and Corporate Governance Committee consider the entirety of each candidate’s credentials in the context of the factors mentioned above. The Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f) and Section 301.3 of the California Corporations Code, with two female directors and one South Asian director. In 2021, the Nominating and Corporate Governance Committee retained Heidrick & Struggles to aid in the process of conducting board searches, and the Company intends to appoint up to two new directors with diverse backgrounds in the near future.

Board Diversity Matrix (as of December 31, 2021)
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	3	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	2	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Committees of the Board of Directors

Our Board has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of these committees is composed solely of independent directors. Each committee operates under a charter that was approved by our Board and has the composition and responsibilities described below. The following descriptions of the committee charters are qualified in their entirety by reference to the complete text of such charters, each of which is available on our website.

Audit Committee

The members of our audit committee are Nigel Gormly, Julie Larson-Green and Lisa Picard, with Nigel Gormly serving as chair of the audit committee. Our Board of Directors has determined that each member of our audit committee meets the requirements for independence for audit committee members under the listing standards of Nasdaq. Each member of the audit committee is financially literate and our Board has determined that Lisa Picard qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial oversight expertise. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•assisting Board oversight of: (1) our accounting and financial reporting processes, (2) the quality and integrity of our financial statements and the auditing of those financial statements, (3) compliance with legal and regulatory requirements, (4) our independent registered public accounting firm’s qualifications and independence and (5) the design and implementation of our internal audit function, if applicable;

•the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services;

•the review and approval of our independent auditor’s annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between us and our independent auditor;

•reviewing the performance of our independent auditor;

•obtaining and reviewing, at least annually, a report from our independent auditor describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent auditor, or by any inquiry or investigation by governmental or professional authorities within the preceding five years, respecting one or more independent audits carried out by the independent auditor, and any steps taken to deal with any such issues;

•evaluating the independent auditor’s independence by, among other things, reviewing the independent auditor’s relationships with us and any disclosed relationships or services that may impact the independent auditor’s objectivity and independence;

•monitoring the independent auditor’s compliance with SEC audit partner rotation requirements;

•monitoring our compliance with SEC employee conflict of interest requirements;

•overseeing our policies and procedures in our Related Party Transactions policy and reviewing proposed transactions or courses of dealings requiring approval or ratification under such policy; and

•reviewing legal and regulatory matters, including any matters that may have a material impact on our financial statements.

Our audit committee operates under a written charter that satisfies the applicable listing standards of the Nasdaq. A copy of the charter of our audit committee is available on our website at investors.view.com/corporate-governance/governance-overview.

Compensation Committee

The members of our compensation committee are Lisa Picard and Toby Cosgrove, with Lisa Picard serving as chair of the compensation committee. Our Board of Directors has determined that each member of our compensation committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the compensation committee is also an outside director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•evaluating annually the performance of the Chief Executive Officer and, in light of the goals and objectives of our executive compensation plans, making recommendations to the Board with respect to the Chief Executive Officer’s compensation based on this evaluation;

•overseeing our compensation and employee benefit plans and practices, including our executive and director compensation plans, and our incentive-compensation and equity-based plans;

•reviewing at least annually our executive compensation plans, as well as goals and objectives with respect to such plans, and recommending any appropriate amendments or new executive compensation plans;

•reviewing our compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K filed with the SEC;

•preparing the compensation committee report in accordance with SEC rules and regulations for inclusion in our annual proxy statement or Annual Report on Form 10-K; and

•reviewing any perquisites or other personal benefits granted or to be granted to our executive officers.

The charter of the compensation committee permits the committee to delegate any or all of its authority when it deems it appropriate and in the best interests of our company and when such delegation would not violate applicable law, regulation or Nasdaq or SEC requirements. In addition, the compensation committee has the authority under its charter to retain or obtain the advice of compensation consultants, independent legal counsel and other advisors.

Since the closing of our initial public offering on March 8, 2021, our compensation committee has been responsible for making all executive compensation determinations. In 2021, the compensation committee reaffirmed its retention of Compensia, Inc. (“Compensia”) as our independent compensation consultant to advise the compensation committee with respect to director and officer compensation.

Our compensation committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our compensation committee is available on our website at investors.view.com/corporate-governance/governance-overview.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Toby Cosgrove, Nigel Gormly and Julie Larson-Green, with Ms. Larson-Green serving as chair of the nominating and corporate governance committee. Our Board of Directors has determined that each member of our nominating and corporate governance committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of Nasdaq.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•identifying and recommending to the Board individuals qualified to serve as directors of View, consistent with criteria approved by the Board;

•assisting in identifying, recruiting and, if appropriate, interviewing director candidates to fill positions on the Board, consistent with criteria approved by the Board;

•reviewing, at least annually, the corporate governance guidelines adopted by the Board and recommending any changes to the Board;

•overseeing the annual self-evaluation process of the Board and its committees and recommending any changes to the Board; and

•considering any other corporate governance issues that arise from time to time, and developing appropriate recommendations for the Board.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of a third-party search firm, consultant, legal counsel or other adviser, and shall be directly responsible for the appointment, compensation and oversight of the work of any such third-party search firm, consultant, legal counsel or other adviser. In 2021, the Nominating and Corporate Governance Committee retained Heidrick & Struggles to aid in the process of conducting board searches, and the Company intends to appoint up to two new directors with diverse backgrounds in the near future.

The composition and function of our nominating and corporate governance committee complies with all applicable requirements of The Sarbanes-Oxley Act of 2002 and all applicable SEC and the Nasdaq rules and regulations. We will comply with future requirements to the extent they become applicable. Our nominating and corporate governance committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our nominating and corporate governance committee is available on our website at investors.view.com/corporate-governance/governance-overview.

Identifying and Evaluating Nominees for Directors

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for directors, including those discussed in the “Director Qualifications & Board Diversity” section of this Annual Report on Form 10-K. In the event that vacancies on the Board of Directors are anticipated, or otherwise arise, the committee will consider various potential candidates for director. Candidates may come to the attention of the committee through current members of the Board of Directors, professional search firms, stockholders or other persons. The Nominating and Corporate Governance Committee has from time to time retained third parties to whom a fee is paid to assist it in identifying or evaluating potential director nominees. In 2021, the Nominating and Corporate Governance Committee retained Heidrick & Struggles to aid in the process of conducting board searches, and the Company intends to appoint up to two new directors with diverse backgrounds in the near future.

Stockholders of record (i) on the record date for an annual meeting of stockholders or a special meeting of stockholders called for the purpose of electing directors and (ii) on the date of the giving of proper notice of such stockholder’s proposal may propose director candidates for election to the Board at such annual or special meeting by submitting to the Secretary of the Company, in proper written form, the information required by our bylaws for stockholder nominations.

Attendance at our Board of Directors and Stockholder Meetings

During 2021, our Board of Directors attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our Board of Directors at the annual meetings of stockholders, we strongly encourage, but do not require, directors to attend.

Executive Sessions of Outside Directors

To encourage and enhance communication among outside directors, and as required under applicable Nasdaq rules, our corporate governance guidelines provide that the outside directors will meet in executive sessions, without management directors or management present, on a periodic basis. In addition, if any of our outside directors are not independent directors, then our independent directors will also meet in executive sessions on a periodic basis. These executive sessions are chaired by Dr. Cosgrove, our independent Chairman of the Board.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee have ever been an executive officer or employee of the Company. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve on our Board or compensation committee.

Transactions with Related Persons

All of our directors and executive officers are subject to our Code of Business Conduct and Ethics, Related Party Transactions Policy, and our directors are guided in their duties by our Corporate Governance Guidelines. Our Code of Business Conduct and Ethics requires that our directors and executive officers avoid situations where a conflict of interest might occur or appear to occur. In general, our directors and executive officers should not have a pecuniary interest in transactions involving us or a customer, licensee, or supplier of the Company, unless such interest is solely a result of routine investments made by the individual in publicly traded companies. In the event that a director or executive officer is going to enter into a related party transaction with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, the director or executive officer must fully disclose the nature of the related party transaction to our Chief Legal Officer. For directors and executive officers, such related party transaction then must be reviewed and approved in advance by the Audit Committee. For other conflicts of interest that may arise, the Code of Business Conduct and Ethics advises our directors and executive officers to consult with our Chief Legal Officer. In addition, each director and officer is required to complete a Director and Officer Questionnaire on an annual basis and upon any new appointment, which requires disclosure of any related-party transactions pertaining to the director or executive officer. Our Board of Directors will consider such information in its determinations of independence with respect to our directors under applicable Nasdaq and SEC rules.

None of our directors, executive officers or their immediate family members has or has had any material interest in any transaction in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K.

Communications with the Board of Directors

Stockholders and other interested parties wishing to communicate directly with our independent directors, may do so by writing and sending the correspondence to our Chief Legal Officer by mail to our principal executive offices at 195 South Milpitas Blvd., Milpitas, California, 95035. Our Chief Legal Officer, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our Board of Directors to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our Board of Directors or our business, including, without limitation, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Legal Officer will route such communications to the appropriate director(s) or, if none is specified, then to the Chairman of the Board. These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.

Policy Prohibiting Hedging or Pledging of Securities

Under our Insider Trading Policy, our employees, including our officers and the members of our Board of Directors are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as options, warrants, puts and calls, and other similar instruments on our securities, (3) hedging transactions (including, without limitation, prepaid variable forward sale contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities, (4) pledging any of our securities as collateral for any loans, (5) holding our securities in a margin account and (6) placing standing or limit orders on our securities.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website at investors.view.com/corporate-governance/governance-overview. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms filed during or with respect to our most recent fiscal year, we believe the only delinquent Section 16(a) reports were (i) the Statement of Changes in Beneficial Ownership on Form 4 filed by Toby Cosgrove on March 24, 2021, which reported one transaction that took place on March 8, 2021, and (ii) the Initial Statement of Beneficial Ownership of Securities on Form 3 filed by Madrone Capital Partners, LLC, Madrone Partners, L.P., Jameson McJunkin, Thomas Patterson and Gregory Penner on February 16, 2022.

Item 11. Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Our Compensation Discussion and Analysis (“CD&A”) is designed to provide our stockholders with an understanding of our compensation program in effect for our named executive officers (our “NEOs”) who consisted of the following continuing executive officers in 2021:

a.Rao Mulpuri, Chief Executive Officer (our “CEO”);
b.Amy Reeves, Chief Financial Officer;
c.Rahul Bammi, Chief Business Officer;
d.Nitesh Trikha, Chief Product Officer; and
e.Anshu Pradhan, Chief Technology Officer.

Our CD&A also includes discussion of the compensation received in 2021 for two former executive officers, who are included as NEOs:

a.Vidul Prakash, Former Chief Financial Officer; and
b.Harold Hughes, Former Executive Chairman.

Mr. Prakash tendered his resignation effective November 8, 2021 and Mr. Hughes tendered his resignation effective February 22, 2022. Mr. Hughes served as Executive Chairman of the Company from November 8, 2021 until his resignation on February 22, 2022, which was also the role of principal executive officer during such time. The Company initially appointed Ms. Reeves as interim Chief Financial Officer on November 8, 2021 and as permanent Chief Financial Officer on February 17, 2022.

On March 8, 2021, View completed its initial public offering via a De-SPAC merger transaction with CF Finance Acquisition Corp. II (“CF II”). None of CF II’s officers received any cash compensation for services rendered to CF II. In 2021, the sponsor of CF II, CF Finance Holdings II, LLC, transferred 20,000 Founder Shares to Robert Hochberg and 10,000 Founder Shares to Charlotte Blechman, independent directors of CF II, for their services on the CF II Board and committees thereof. In addition, Charlotte Blechman received cash compensation of $100,000 for her services on the CF II Board and committees thereof.

Compensation Philosophy

The Company’s executive compensation program is designed to enable the Company to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management’s and stockholders’ interests in the enhancement of Company performance and stockholder value.

The Company's executive compensation program uses multiple elements to deliver a total package consisting of base salary, annual cash incentive awards and long-term incentive compensation in the form of equity awards, which are heavily weighted toward variable compensation tied to Company performance and stock price performance. The Compensation Committee reviews each element separately but also considers the relative mix of compensation and benefit offerings when making compensation decisions. In addition, the Compensation Committee retains discretion to make adjustments it deems advisable to balance the Company’s overall performance and the individual performance of the Company's executive officers with our “pay for performance” philosophy.

Executive Compensation Process

The Role of the Compensation Committee

The Compensation Committee is responsible for making compensation recommendations to the Board regarding our CEO, our CEO’s direct reports and our non-employee directors. These recommendations include base salaries, target annual cash incentive award opportunities, and overall levels of equity awards to be granted, if any, each year; and determining the amount of funding that will be available for the Employee Cash Incentive Plan (the “CIP”), among other duties expressed in its charter. The compensation decisions are based on numerous inputs and independent advice, as set forth below.

In performing these duties, the Compensation Committee evaluates the performance of our CEO, and reviews and evaluates the existing NEO compensation program. The Company expects that the compensation of our NEOs, including our CEO, will be reviewed at least annually by our Compensation Committee. The Compensation Committee has the authority to obtain advice and assistance from internal or external compensation consultants, attorneys, accountants and other advisers. The Board annually evaluates the independence of its members and has determined that each non-executive member of the Board satisfies the relevant criteria for independence under the applicable SEC rules and the listing standards of the Nasdaq Global Market.

The Compensation Committee considers multiple factors to ensure that compensation packages are consistent with our “pay for performance” philosophy and that we remain competitive in the market for talent, especially in light of a recent hyper-competitive compensation environment. The Compensation Committee considers the following important factors as part of its decision-making process: Company performance, individual leadership and performance assessments, competitive market compensation levels, job scope, individual skills and experience, the relative importance of the individual’s role, internal pay equity, historical pay levels and individual equity holdings.

The Role of the Independent Compensation Consultant

Compensia, Inc., a national compensation consulting firm (“Compensia”), served as the Compensation Committee’s independent compensation consultant for purposes of providing compensation consulting services in 2021. Compensia reports directly to the Compensation Committee and works collaboratively with management and the Compensation Committee. Pursuant to applicable SEC rules and the listing standards of the Nasdaq Global Market, the Compensation Committee assessed the independence of Compensia and concluded that no conflict of interest was raised by the work performed by Compensia that would prevent Compensia from independently advising the Compensation Committee. Compensia does not perform other non-compensation related services for the Company and will not do so without the prior consent of the Compensation Committee.

The Role of Management

As part of its review and determination of the Company’s compensation objectives, philosophy, programs and decisions, the Compensation Committee works with and receives advice and recommendations from our CEO (other than with respect to his own compensation). The Compensation Committee considers the recommendations of our CEO (other than with respect to his own compensation), together with the review by its compensation consultant, in making independent recommendations and determinations regarding executive compensation. Our CEO attends all Compensation Committee meetings other than those portions that are held in executive session, and he is not present during voting or deliberations on matters involving his compensation in accordance with the Compensation Committee’s charter.

Competitive Positioning

The Compensation Committee believes that peer group comparisons are useful guides to evaluate the competitiveness of our executive compensation program and related policies and practices. For purposes of assessing the compensation of our executive officers, including our NEOs, against the competitive market, going forward the Compensation Committee intends to review and consider the compensation levels and practices of a select group of peer companies. This compensation peer group will consist primarily of technology companies that are similar to us in terms of revenue, market capitalization and industry focus. The competitive data drawn from this compensation peer group is only one of several factors that the Compensation Committee intends to consider in making decisions with respect to the compensation of our executive officers.

A compensation peer group was not used in negotiating the compensation arrangements of our executive officers, including our NEOs, in connection with our initial public offering or in setting their annual base salaries and target annual cash incentive award opportunities for 2021.

Elements of Executive Compensation

The Company’s 2021 executive compensation program consisted of the following elements, which were heavily weighted toward variable compensation tied to Company performance and stock price performance:

Compensation Element			Purpose	Design
Fixed	Annual	Base Salary	Recognize performance of job responsibilities and attract and retain individuals with superior talent	Fixed compensation, payable in cash
Variable	Annual	Annual Incentive Plan	Focus, motivate and reward executive officers for achieving annual financial and business objectives	Short-term cash incentive compensation based on revenue and EBITDA performance
	Long-Term	Market-Based Restricted Stock Units	Encourage retention of top talent and promote an employee ownership culture over the long- term	Vesting based on achievement of both (i) achievement of stock prices of $15 and $20, and (ii) four-year time vesting
	Long-Term	Stock Options	Encourage achievement of superior results for stockholders over the long-term and align interests of executive officers and stockholder interests	Four-year time vesting

Base Salary

Base salaries provide a fixed level of cash compensation for our executive officers, including our NEOs. When setting salaries, the Compensation Committee considers each executive officer’s responsibilities and performance against job expectations, experience and tenure as well as the impact of base salary on other compensation elements. The Compensation Committee’s review of these factors is subjective and no fixed value or weight is assigned to any specific factor when making salary recommendations. The table below sets forth the annual base salaries approved for each of our NEOs for 2021 and 2020, as well as the percentage year-over-year change.

Named Executive Officer	2021 Base Salary	2020 Base Salary	Percentage Increase [1]
Current Named Executive Officers:
Rao Mulpuri	$500,000	$500,000	0%
Amy Reeves	$350,000	N/A	N/A
Rahul Bammi	$350,000	$350,000	0%
Anshu Pradhan	$350,000	$325,000	8%
Nitesh Trikha	$350,000	$325,000	8%
Former Named Executive Officers:
Vidul Prakash	$350,000	$350,000	0%
Harold Hughes	$250,000	N/A	N/A
______________
1Reflects base salary increases from $325,000 to $350,000 with respect to Messrs. Trikha’s and Pradhan’s promotions to Chief Product Officer and Chief Technology Officer, respectively, in April, 2021. Reflects base salary increase from $300,000 to $350,000 in connection with Mr. Reeves promotion to interim CFO on November 8, 2021. Reflects annual salary established for Mr. Hughes in connection with his appointment as Executive Chairman on November 8, 2021.

The base salaries paid to our NEO’s during 2021 are set forth in the “2021 Summary Compensation Table” below.

Annual Cash Incentive Compensation — Cash Incentive Plan (“CIP”)

In May 2021, the Company established the CIP. The CIP is designed to motivate and reward our executive officers, including our NEOs, for achieving the Company’s short-term financial and operational objectives and the executive officers’ individual objectives. Each year, the Compensation Committee develops a recommended target annual cash incentive award opportunity for each executive officer expressed as a percentage of their annual base salary, subject to the achievement of pre-established corporate and individual goals, as described below. These recommendations are later approved by the Company’s board. The target annual cash incentive award opportunities of our NEOs as a percentage of base salary for 2021 were as follows:

	2021 CIP Target
Named Executive Officer	Target Payout[2]	% of Base Salary
Current Named Executive Officers:
Rao Mulpuri	$500,000	100%
Amy Reeves	$90,000	30%
Rahul Bammi	$210,000	60%
Anshu Pradhan	$210,000	60%
Nitesh Trikha	$210,000	60%
Former Named Executive Officers:
Vidul Prakash	$210,000	60%
Harold Hughes [1]	$—	—%
______________
1Mr. Hughes was not eligible to participate in the 2021 CIP.
2Based on salary effective as of May 1, 2021 or initial hire date.

Payouts under the CIP could range from 50% to 150% of the target annual cash incentive award opportunity based on performance relative to pre-established performance goals. If the threshold amount was not achieved for a particular performance metric, no amount was to be paid for that metric. However, the Compensation Committee retained absolute discretion to modify or eliminate any annual cash incentive awards if the Compensation Committee determined such actions were warranted. The metrics chosen by the Compensation Committee to measure corporate performance for determining payouts under the CIP were Revenue and EBITDA (as calculated in accordance with GAAP), each of which had a 50% weighting. The 2021 performance targets and actual results for these metrics were as follows:

2021 Targets
	Threshold	Target	Max
Revenue	$50,000,000	$75,000,000	$100,000,000
EBITDA	$(225,000,000)	$(200,000,000)	$(200,000,000)
Pool Funding	50%	100%	150%

2021 Performance Results
	2021 Actuals	% of Target
Revenue	$74,007,000	98.7%
EBITDA	$(230,021,000)	85.0%
CIP Funding	$—	—%

Despite the Compensation Committee’s assessment that our executive officers effectively managed a significant number of meaningful external challenges, including operating in the face of a global pandemic, as well as delivering on our top line Revenue growth targets, our 2021 EBITDA performance was below expected level. In addition, the Company’s stock price fell significantly over 2021 from its initial public offering price. Given these factors, combined with the Company’s current cash position, the Compensation Committee recommended and the board determined that the CIP pool should not be funded in 2021. As a result, no payouts were made to our executive officers, including our NEOs under the CIP for 2021.

Long-Term Incentive Compensation

We believe that providing long-term incentives in the form of equity awards encourages our executive officers, including our NEOs, to take a long-term outlook and provides them with an incentive to manage the Company from the perspective of an owner with an equity stake in the business. By providing opportunities for our employees, including our NEOs, to benefit from future successes in the Company through the appreciation of the value of their equity awards, the Compensation Committee and Board believe that equity awards align employees’ interests and contributions with the long-term interests of our stockholders. In addition, the Compensation Committee and Board believe that offering meaningful equity ownership in the Company is helpful in retaining our executive officers and other key employees.

At the closing of our initial public offering on March 8, 2021, certain of our NEOs were granted performance-based restricted stock unit (“RSU”) awards for shares of our Class A Common Stock (“Officer RSUs”) and options to purchase shares of our Class A Common Stock (“Officer Options” and together with the Officer RSUs, the “Officer Awards”) under the 2021 Equity Incentive Plan in the amounts set forth next to each NEO’s name in the table below. Ms. Reeves had not joined the Company at the time of the initial public offering and Mr. Hughes was a non-employee director at the time of the initial public offering.

Executive Officer	Officer Options (#)	Officer RSUs (#)
Current Named Executive Officers:
Rao Mulpuri	—	7,500,000
Rahul Bammi	700,000	700,000
Anshu Pradhan	700,000	700,000
Nitesh Trikha	700,000	700,000
Former Named Executive Officers:
Vidul Prakash	1,000,000	1,000,000

The Officer RSUs are subject to both time-based and market-based vesting conditions. The Officer RSUs time-vest over a four-year period beginning on the March 8, 2021, the date of closing of our initial public offering, and market-vest subject to the following conditions being met during such period: (i) 50% of the Officer RSUs subject to each award vests if the average closing stock price of shares of our Class A common stock equals or exceeds $15.00 over a 60 trading day period at any time during the four-year vesting period; and (ii) 100% of the Officer RSUs subject to each award will be deemed earned if the average closing stock price of shares of our Class A Common Stock equals or exceeds $20.00 over a 60 trading day period at any time during the four-year vesting period.

The Officer Options vest as to 25% of the shares of our Class A common stock subject to each NEO’s grant of Officer Options on the 12-month anniversary of the March 8, 2021, the date of closing of our initial public offering, and the remaining 75% of the shares of our Class A common stock subject to each Officer Option vest ratably on a monthly basis over the 36 months subsequent to this 12-month anniversary.

The CEO Equity Incentive Plan and CEO Option Award

In March 2021, our Board adopted and our stockholders approved the CEO Equity Incentive Plan. The CEO Equity Incentive Plan became effective immediately upon the closing of our initial public offering and Dr. Mulpuri received an option to purchase 25,000,000 shares of our Class A Common Stock at an exercise price of $10.00 per share under the CEO Equity Incentive Plan (the “CEO Option Award”), which vests and becomes exercisable upon satisfaction of the performance conditions set forth in the table below, contingent upon Dr. Mulpuri’s continued employment as Chief Executive Officer or as Executive Chairman of the Company on each such vesting date. If Dr. Mulpuri is still employed by the Company in a role other than the specified roles above, the option shares will no longer be able to vest under the CEO Option Award, but Dr. Mulpuri can continue to hold unexercised vested option shares for the full term of the CEO Option Award.

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Combined Entity ($)
1	2,500,000	$20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	$110.00

In addition to the vesting and performance conditions described above, the CEO Option Award requires that Dr. Mulpuri retain and hold any shares of our Class A common stock acquired upon exercise of the CEO Option Award (net of amounts sold to satisfy tax obligations) for a period of at least 12 months while he is still providing services to the Company.

The equity awards granted to our NEO’s during 2021 are set forth in the “2021 Summary Compensation Table” and the “2021 Grants of Plan-Based Awards Table” below.

Other Policies and Elements of Executive Compensation

Employment Agreements with Executive Officers

The Company maintains employment agreements with our executive officers, including our NEOs (except Mr. Hughes), pursuant to which each is entitled to certain payments, rights and benefits in connection with a termination of employment without Cause (as such term is described below) or by the NEO for Good Reason (as such term is described below) in connection with a change in control of the Company.

The employment agreements with each of our NEOs (except Mr. Hughes) provides that if the executive officer’s employment is terminated for any reason, the executive officer will receive payment of his or her base salary through the date of termination, reimbursement by the Company of any claims for reimbursement, payment of any accrued but unused PTO and any other accrued rights under any other of our employee benefit plans. In the event the NEO’s employment is terminated by us without Cause or the executive officer resigns for Good Reason as of or within the 13-month period following a Change in Control (as such term is described below), the executive officer will receive (i) a lump-sum payment equal to 100% of his or her base salary, (ii) a lump-sum payment equal to his or her target annual cash incentive award opportunity under our annual bonus program in which he or she participates (assuming achievement of 100% of the applicable performance target(s)), (iii) up to 12 months of Company-paid COBRA premiums and (iv) accelerated vesting of 100% of his or her outstanding equity awards

(including, without limitation, the executive officer’s stock options), subject to the NEO signing and not revoking our then-standard separation agreement and release of claims in favor of the Company.

In addition to the payments and benefits described above, Dr. Mulpuri’s employment agreement also provides for severance payments and benefits in the event his employment terminates prior to a Change in Control. Specifically, upon termination of his employment by the Company without Cause or his resignation for Good Reason, in either case prior to a Change in Control, Dr. Mulpuri would receive (i) continued payment of his base salary for 12 months following such termination, (ii) a lump-sum payment equal to his target annual cash incentive award opportunity under the Company’s annual bonus program in which he participates, assuming achievement of 100% of the applicable performance target(s), (iii) up to 12 months of Company-paid COBRA premiums and (iv) accelerated vesting of that portion of his then-outstanding equity awards (including, without limitation, his stock options) that would have become vested had Dr. Mulpuri continued employment for a period of 12 months following his termination date, subject to Dr. Mulpuri signing and not revoking our then-standard separation agreement and release of claims in favor of the Company.

“Cause” for purposes of the NEOs’ employment agreements means (1) conviction of any felony or conviction of any crime involving moral turpitude or dishonesty; (2) participation in a fraud or act of dishonesty against the Company; (3) willful and material breach of the executive officer’s duties that has not been cured within 30 days after written notice from the Company of such breach; (4) intentional and material damage to the Company’s property; or (5) material breach of the executive officer’s confidential information agreement.

“Good Reason” for purposes of the NEOs’ employment agreements means (1) a material reduction of the executive officer’s authority, duties or responsibilities; (2) a material reduction by the Company (or its successor) in the executive officer’s base salary as in effect immediately prior to such a reduction, unless the Company also similarly reduces the base salaries of all other executive officers of the Company; (3) a material change in the geographic location of the executive officer’s primary work facility or location; provided that a relocation of 50 miles or less from the executive officer’s then present location or to the executive officer’s home as his or her primary work location will not be considered a material change in geographic location; (4) the Company’s material breach of any provision of the employment agreement; or (5) the failure of our successor to assume the employment agreement in connection with a Change in Control. In order for an event to qualify as Good Reason, the NEO must not terminate employment with the Company without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of (or, if later, the executive officer’s knowledge of) the grounds for “Good Reason” and providing a reasonable cure period of not less than 30 days following the date of such notice, and such grounds must not have been cured during such time.

Refer to “Executive Compensation Tables — Potential Payments Upon Termination or Change in Control” below for a discussion of the estimated payments to our current NEOs in the event of a termination of employment or a change in control of the Company as of December 31, 2021, and a discussion of why our former NEOs were not eligible to receive any payments or benefits in connection with their termination of employment.

401(k) Plan

We sponsor a tax-qualified defined contribution plan (the “Section 401(k) plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all employees, including our NEOs. Employees of the Company are eligible to participate in the Section 401(k) plan and receive employer contributions upon reaching age 18. Participants may contribute between 1% and 90% of their earnings. In February 2019, Legacy View started making discretionary matching contributions to the Section 401(k) plan on behalf of employees who are eligible to participate in the Section 401(k) plan. The Company matches 50% of an employee’s salary deferrals or 3% of the employee’s Section 401(k) eligible earnings, whichever is less. The total matching does not exceed the match allocated based on IRS annual compensation limits, which was $290,000 in 2021. The maximum match based on this compensation limit was $8,700 in 2021.

Pension Benefits

None of our executive officers, including any of our NEOs, participated in any defined benefit pension plans in 2021.

Nonqualified Deferred Compensation

None of our executive officers, including any of our NEOs, participated in any non-qualified deferred compensation plans, supplemental executive retirement plans or any other unfunded retirement arrangements in 2021.

Other Benefits and Perquisites

We provide benefits to our executive officers, including our NEOs, on the same basis as provided to all of our employees, including health, dental and vision insurance; life insurance; accidental death and dismemberment insurance; short-term and long-term disability insurance; a health savings account and flexible spending accounts. We do not maintain any executive-specific benefit or perquisite programs outside of financial planning services.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code limits the amount that we may deduct from our U.S. federal taxable income for compensation paid to persons who are “covered employees” for purposes of Section 162(m), to $1 million per covered employee per year. While we are mindful of the benefit of full tax deductibility of compensation, we also value the flexibility of compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, the Compensation Committee and the Board may approve compensation that may not be fully deductible because of the limitation of Section 162(m).

No Tax Reimbursement of Parachute Payments and Deferred Compensation

We did not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2021, and we have not agreed and are not otherwise obligated to provide any executive officer, including any NEO, with such a “gross-up” or other reimbursement.

Accounting Treatment

We account for stock-based compensation in accordance with the authoritative guidance set forth in ASC Topic 718, which requires companies to measure and recognize the compensation expense for all share-based awards made to employees and directors, including options and RSU awards, over the period during which the award recipient is required to perform services in exchange for the award.

Compensation Policies and Practices as they Relate to Risk Management

Our management team and our Compensation Committee, with the assistance of Compensia, each play a role in evaluating and mitigating any risk that may exist relating to our compensation plans, practices, and policies for all employees, including our executive officers. Our Compensation Committee is required to annually review the relationship between the Company’s risk management policies and practices and the incentive compensation provided to the Company’s employees to confirm that the Company’s incentive compensation does not encourage unnecessary or excessive risks. Overall, the Compensation Committee believes the Company’s compensation programs are balanced and focused on the long-term interests of our stockholders. Under the Company’s compensation structure, management can achieve the highest amount of compensation through consistent superior performance over extended periods of time. This incentivizes management to manage the Company for the long-term and to avoid excessive risk-taking in the short term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure and the elements of compensation are similarly balanced among cash, time-vesting awards, and performance-based awards.

Prohibition on Hedging of Securities

Under our Insider Trading Policy, our employees, including our officers, and the non-employee members of our Board are prohibited from engaging (directly or indirectly) in hedging transactions, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Company securities. Hedging transactions include (but are not limited to) collars, equity swaps, exchange funds and prepaid variable forward sale contracts. Further, our employees, including our officers, and the non-employee members of our Board are prohibited from trading in options, warrants, puts and calls or similar instruments on Company securities, or engaging in short sales of Company securities.

Prohibition on Margin Accounts and Pledging

Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in Company securities, our employees, including our officers, and the non-employee members of our Board are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Rule 10b5-1 Sales Plans

Our executive officers and members of our Board may adopt written plans in the future, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our capital stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades under parameters established by the individual when entering into the plan, without further direction from them. The executive officer or director may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE Lisa Picard (Chair) Dr. Delos (Toby) Cosgrove

Executive Compensation Tables

Compensation Realized in 2021

Notwithstanding the amounts reported in the “Total” column of the 2021 Summary Compensation Table below, the compensation actually paid to or earned by our NEOs in 2021 was limited solely to their annual base salaries ($500,000 in the case of our CEO, $159,231 in the case of Ms. Reeves (reflecting her partial year of service), $350,000 in the case of Mr. Bammi, and $340,865 in the case of Messrs. Pradham and Trikha). Further, we note that our CEO took a voluntary reduction in his annual base salary in 2020 from $500,000 to $70,000 from April 19, 2020 to September 21, 2020 as one of our cost-savings initiatives resulting from the COVID-19 pandemic.

Annual Cash Incentive Compensation. With respect to our short-term incentives, in February 2022 the Compensation Committee, after considering that we did not achieve the threshold performance level for our EBITDA performance measure in 2021 under our Employee Cash Incentive Plan (the “CIP”), as well as noting the significant decline in the market price of our Class A common stock following our initial public offering and our then-current cash position, determined not to make any payouts under the CIP to our NEOs for 2021. This marked the third consecutive year in which none of our NEOs (with one nominal exception) received a bonus under our short-term incentive program.

Long-Term Incentive Compensation. With respect to our long-term incentives, the CEO Option Award and the Officer Options granted in March 2021 at the time of our initial public offering were “underwater” (that is, their exercise price exceeded the market price of the underlying shares of our Class A common stock) on December 31, 2021 and continue to be significantly “underwater” as of June 10, 2022, thereby providing no economic value to our NEOs. Similarly, by their terms the Officer RSUs that were granted in March 2021 will not vest and be earned until the closing price of our Class A common stock equals or exceeds price triggers of $15.00 per share and $20.00 per share over a 60-trading day period that end on March 8, 2025. As designed, these equity awards will not provide any economic benefit to our NEOs unless and until our stockholders receive a meaningful return on their investment in the Company.

2021 Summary Compensation Table

The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2021, 2020 and 2019:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) [1]	Option Awards ($) [1]	Nonequity Incentive Plan Comp- ensation ($)	All other Compensation ($) [2]		Total ($)
Current Named Executive Officers:
Rao Mulpuri	2021	500,000		—	45,936,503	88,375,655	—	24,345	[3]	134,836,503
Chief Executive Officer	2020	317,287	[4]	—	—	—	—	8,550		325,837
	2019	500,000		—	—	—	—	8,400		508,400
Amy Reeves	2021	159,231	[5]	—	—	—	—	3,729		162,960
Chief Financial Officer
Rahul Bammi	2021	350,000		—	4,287,407	3,068,381	—	17,772	[7]	7,723,560
Chief Business Officer	2020	350,000		—	—	—	—	10,166		360,166
	2019	350,000		70,000	—	—	—	9,257		429,257
Anshu Pradhan	2021	340,865	[6]	—	4,287,407	3,068,381	—	11,442		7,708,095
Chief Technology Officer
Nitesh Trikha	2021	340,865	[6]	—	4,287,407	3,068,381	—	6,103		7,702,756
Chief Product Officer
Former Named Executive Officers:
Vidul Prakash	2021	304,231	[8]	—	6,124,867	4,383,402	—	66,423		10,878,923
Chief Financial Officer	2020	350,000		—	—	—	—	8,550		358,550
	2019	262,500	[9]	55,233	5,000,000	—	—	7,094		5,324,827
Harold Hughes	2021	38,462	[10]	—	—	—	—	1,664		40,126
Executive Chairman
______________
1The amounts reported in the “Stock Awards” and “Option Awards” columns do not reflect compensation actually received by the NEO. Instead, the amounts reported are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to calculate the grant date fair value of the stock awards and option awards are set forth under Note 14 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for the year ended December 31, 2021.
2The amounts reported in the “All Other Compensation” column include the Company’s matching contribution to the Section 401(k) plan, premiums paid to a third party for personal financial planning services and health and welfare premium payments.
3Includes premiums paid to a third party of $14,658 made by the Company on Dr. Mulpuri's behalf for personal financial planning services.
4Reflects voluntary reduction in Dr. Mulpuri’s annual base salary from $500,000 to $70,000 from April 19, 2020 to September 21, 2020 in conjunction with the Company’s cost savings initiatives resulting from the COVID-19 pandemic.
5Reflects pro-rata portion of $300,00 annual base salary earned by Ms. Reeves’s from her start date on June 16, 2021 to November 8, 2021 when she was appointed Interim Chief Financial Officer and the pro-rata portion of $350,000 annual base salary from her appointment date as interim Chief Financial Officer to year-end.
6Reflects base salary increase from $325,000 to $350,000 on April 25, 2021.
7The amount reported in the “All Other Compensation” column includes premium payments of $7,731 made by the Company on Mr. Bammi’s behalf for premiums paid to a third party for personal financial planning services and a $825 medical waiver.
8Reflects pro-rata portion of $350,000 annual base salary until Mr. Prakash’s separation from the Company on November 8, 2021.
9Reflects pro-rata portion of $350,000 annual salary earned from Mr. Prakash’s start date from March 2019 to year-end.

10Reflects pro-rata portion of $250,000 annual base salary earned by Mr. Hughes as Executive Chairman from November 8, 2021 to December 31, 2021. See “Director Compensation” below for a description of the compensation received by Mr. Hughes for his service as an independent director prior to November 8, 2021.

2021 Grants of Plan Based Awards Table

The following table shows all plan-based awards granted to our NEOs during 2021. The unvested portion of the stock awards identified in the table below are also reported in the 2021 Outstanding Equity Awards at Fiscal Year End Table that follows.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards [1]			Estimated Future Payouts Under Equity Incentive Plan Awards [3]			All Other Stock Awards: Shares of Stock or Units (#) [2]	Grant Date Fair Value of Stock Awards ($)
Named Executive Officer	Grant Date	Approval Date	Thres- hold ($)	Target ($)	Maxi- mum ($)	Threshold (#)	Target (#)	Maximum (#)
Current Named Executive Officers:
Rao Mulpuri	5/10/2021	5/10/2021	250,000	500,000	750,000
	3/8/2021	3/8/2021				2,500,000		25,000,000		88,375,655
	3/8/2021	3/8/2021				3,750,000		7,500,000		45,936,503
Amy Reeves	5/10/2021	5/10/2021	45,000	90,000	135,000
Rahul Bammi	5/10/2021	5/10/2021	105,000	210,000	315,000
	3/8/2021	3/8/2021				350,000		700,000		4,287,407
	3/8/2021	3/8/2021							700,000	3,068,381
Nitesh Trikha	5/10/2021	5/10/2021	105,000	210,000	315,000
	3/8/2021	3/8/2021				350,000		700,000		4,287,407
	3/8/2021	3/8/2021							700,000	3,068,381
Anshu Pradhan	5/10/2021	5/10/2021	105,000	210,000	315,000
	3/8/2021	3/8/2021				350,000		700,000		4,287,407
	3/8/2021	3/8/2021							700,000	3,068,381
Former Named Executive Officers: [5]
Vidul Prakash [4]	5/10/2021	5/10/2021	105,000	210,000	315,000
	3/8/2021	3/8/2021				500,000		1,000,000		6,124,867
	3/8/2021	3/8/2021							1,000,000	4,383,402
______________
1The amounts reported in the “Estimated Future Payouts under Non-Equity Incentive Plan Awards” columns are estimated potential payouts for 2021 to our NEOs based on the 2021 target annual cash incentive award opportunities under the Employee Cash Incentive Plan (the “CIP”) discussed under “Compensation Discussion & Analysis — Elements of Executive Compensation.” No bonuses were received by our NEOs for fiscal year 2021.
2Reflects Officer Options granted under the 2021 Equity Incentive Plan which are subject to vesting conditions as further described above under “Compensation Discussion & Analysis - “Long-Term Incentive Compensation.”
3With respect to the amounts reported in the “Estimated Future Payouts under Equity Incentive Plan Awards” columns, for the Officer RSUs and the CEO Option Award which are subject to performance-based conditions as further described above under “Compensation Discussion & Analysis - “Long-Term Incentive Compensation,” the amounts reported shown in the “Threshold” column assume the lowest level of performance would be achieved with respect to the performance conditions. These are the amounts reflected in the “2021 Summary Compensation Table.” The amounts reported shown in the “Maximum” column assume the highest level of performance would be achieved with respect to the performance conditions.
4Mr. Prakash was not eligible to receive a CIP payout for 2021, because he was not employed by the Company as of December 31, 2021.
5Mr. Hughes was not eligible to participate in the CIP and was not granted any equity awards as an executive officer of the Company. See “Director Compensation” for a description of compensation paid to Mr. Hughes for his service as an independent board member during 2021.

2021 Outstanding Equity Awards at Fiscal Year-End Table

The following table shows all outstanding equity awards held by our NEOs as of December 31, 2021. Unvested stock awards reported in the 2021 Grants of Plan Based Awards Table above are also included in the table below.

	Option Awards					RSU Awards
Name	# of Securities Underlying Unexercised Options (#) Exercisable	# of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		# of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) [1]
Current Named Executive Officers:
Rao Mulpuri	135,973	—	9.04	9/4/2022	[2]
	249,937	—	11.62	8/13/2024	[3]
	249,937	—	11.62	11/12/2025	[4]
	9,336,975	2,775,850	9.04	11/21/2028	[5]
		25,000,000	10.00	3/8/2031	[6]
						7,500,000	29,325,000

Amy Reeves	—	—	—		[19]	—	—	[19]

Rahul Bammi	209,249	—	15.92	8/25/2026	[7]
	1,530,920	455,136	9.04	11/21/2028	[8]
	—	700,000	10.00	3/8/2031	[9]
						700,000	2,737,000

Anshu Pradhan	11,625	—	9.04	9/4/2022	[10]
	18,600	—	15.77	5/5/2026	[11]
	268,833	79,916	9.04	12/4/2028	[12]
	65,394	50,855	9.04	11/13/2029	[13]
	—	700,000	10.00	3/8/2031	[14]
						700,000	2,737,000

Nitesh Trikha	32,550	2,324	15.92	5/17/2027	[15]
	215,067	63,933	9.04	12/4/2028	[16]
	62,972	53,277	9.04	11/13/2029	[17]
	—	700,000	10.00	3/8/2031	[18]
						700,000	2,737,000

Former Named Executive Officers:
Vidul Prakash	—	—	—		[19]

Harold Hughes	—	—	—		[19]
______________
1The amounts reported in the “Market Value of Shares or Units of Stock That Have Not Vested” column reflect the aggregate fair market value of the Officer RSUs on December 31, 2021, based on the closing price of our Class A common stock of $3.91 per share as reported on the Nasdaq Global Select Market. The Officer RSUs are subject to both time-based and performance-based vesting conditions, as further described above under “Compensation Discussion & Analysis - Long-Term Incentive Compensation.”
2This option vested in full on August 24, 2016.
3This option vested in full on August 1, 2019.
4This option vested in full on November 12, 2018.
5This option vests in equal monthly installments from the vesting commencement date until November 1, 2022.
6This amount represents the number of unvested shares subject to the CEO Option Award as of December 31, 2021, as further described above under “Compensation Discussion & Analysis - The CEO Equity Incentive Plan and CEO Option Award.”
7This option vested in full on June 1, 2016.
8This option vests in equal monthly installments over four years until November 1, 2022.

9This option vests with respect to one-quarter of the shares of our Class A common stock underlying the option on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the option vest in equal monthly installments over the subsequent three years until March 8, 2025.
10This option vested in full on September 4, 2015.
11This option vested in full on May 5, 2021.
12This option vests in equal monthly installments over four years until November 1, 2022.
13This option vests in equal monthly installments over four years until September 1, 2023.
14This option vests with respect to one-quarter of the shares of our Class A common stock underlying the option on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the option vest in equal monthly installments over the subsequent three years until March 8, 2025.
15This option vests with respect to 20% of the shares of our Class A common stock underlying the option on the first anniversary of the date of grant and the remaining 80% of the shares underlying the option vest as to 1/60th of the total option shares on a monthly basis for four years until April 1, 2022.
16This option vests in equal monthly installments over four years until November 1, 2022.
17This option vests in equal monthly installments over four years until September 1, 2023.
18This option vests with respect to one-quarter of the shares of our Class A common stock underlying the option on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the option vest in equal monthly installments over the subsequent three years until March 8, 2025.
19Ms. Reeves and Messrs. Prakash and Hughes did not hold any outstanding equity awards as of December 31, 2021.

2021 Option Exercises and Stock Vested Table

The following table shows all stock options exercised by our NEOs during 2021 and the value realized upon exercise. No stock awards held by our NEOs vested during 2021.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) [1]
Current Named Executive Officers:
Rao Mulpuri	28,982	322,234
Amy Reeves	—	—
Rahul Bammi	—	—
Anshu Pradhan	4,650	3,999
Nitesh Trikha	—	—
Former Named Executive Officers:
Vidul Prakash	—	—
Harold Hughes	—	—
______________
1The aggregate value realized upon the exercise of an option represents the difference between the aggregate market price of the shares of our Class A common stock on the date of exercise and the aggregate exercise price of the option.

Potential Payments Upon Termination or Change in Control

Equity Award Acceleration

In the event of a “change in control” or “merger” of the Company, as defined in our equity plan, each outstanding option or equity award will be assumed or an equivalent option or award substituted by the successor company. In the event that the successor company refuses to assume or substitute for the option or equity award, the participant will fully vest in and have the right to exercise all of his or her options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change in control, the administrator of the plan will notify the participant that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator, and the option or stock appreciation right will terminate upon the expiration of such period.

The form of award agreement for the 2021 Equity Incentive Plan, provides that if a successor company assumes outstanding options or awards or substitutes for options or awards with an equivalent award, then if following such assumption or substitution the participant’s status as an employee or employee of the successor company, as applicable, is terminated by the successor company as a result of an “Involuntary Termination” other than for “Cause” within 12 months following the change in control, the option or award will immediately vest and become exercisable as to 100% of the shares subject to the option or award.

Employment Agreements with Executive Officers

The Company has entered into employment agreements with each of its NEOs, except Mr. Hughes, pursuant to which each is entitled to certain payments, rights and benefits in connection with a termination of employment by the Company without Cause (as such term is described below) or by the NEO for Good Reason (as such term is described below) in connection with a change in control of the Company. As a part of the Business Combination, we did not enter into new employee agreements with any of our NEOs, and, as such, our employment agreements with our NEOs remain those entered into by Legacy View. A description of the key terms of our NEOs’ current employments agreements is set forth below:

The employment agreements with each of our NEOs (except Mr. Hughes) provides that if the executive officer’s employment is terminated for any reason, the executive officer will receive payment of his or her base salary through the date of termination, reimbursement by the Company of any claims for reimbursement, payment of any accrued but unused PTO and any other accrued rights under any other of our employee benefit plans. In the event the NEO’s employment is terminated by us without Cause or the executive officer resigns for Good Reason as of or within the 13-month period following a Change in Control, the executive officer will receive (i) a lump-sum payment equal to 100% of his or her base salary, (ii) a lump-sum payment equal to his or her target annual cash incentive opportunity under our annual bonus program in which the executive officer participates (assuming achievement of 100% of the applicable performance target(s)), (iii) up to 12 months of Company-paid COBRA premiums and (iv) accelerated vesting of 100% of his or her outstanding equity awards (including, without limitation, his or her stock options), subject to applicable market and performance based thresholds, and subject to the executive officer signing and not revoking our then-standard separation agreement and release of claims in favor of the Company.

In addition to the payments and benefits described above, Dr. Mulpuri’s employment agreement also provides for severance payments and benefits in the event his employment terminates prior to a Change in Control. Specifically, upon termination of his employment by the Company without Cause or his resignation for Good Reason, in either case prior to a Change in Control, Dr. Mulpuri will receive (i) continued payment of the his base salary for 12 months following such termination, (ii) a lump-sum payment equal to his target annual cash incentive opportunity under the Company’s annual bonus program in which he participates, assuming achievement of 100% of the applicable performance target(s), up to 12 months of Company-paid COBRA premiums and accelerated vesting of that portion of his then-outstanding equity awards (including, without limitation, his stock options) that would have become vested had Dr. Mulpuri continued employment for a period of 12 months following his termination date, subject to Dr. Mulpuri signing and not revoking the Company’s then-standard separation agreement and release of claims in favor of the Company.

Potential Payments Upon Termination or Change in Control

The value of the payments and benefits that would be payable to Dr. Mulpuri, Ms. Reeves and Messrs. Bammi, Trikha and Pradhan assuming a qualifying termination of employment on December 31, 2021, in connection with a change in control of the Company, is included in the chart below.

	Salary	Bonus	Equity [1]	Benefits [2]	Total
Current Named Executive Officers:
Rao Mulpuri	$500,000	$500,000	$—	$28,745	$1,028,745
Amy Reeves	300,000	90,000	—	28,745	418,745
Rahul Bammi	350,000	210,000	—	28,745	588,745
Nitesh Trikha	350,000	210,000	—	28,745	588,745
Anshu Pradhan	350,000	210,000	—	—	560,000
Former Named Executive Officers:
Vidul Prakash [3]	—	—	—	—	—
Harold Hughes [3]	$—	$—	$—	$—	$—
______________

1Based on the closing price of our Class A common stock of $3.91 per share as reported on the Nasdaq Global Select Market on December 31, 2021, all awards held were either unvested due to insufficient stock price or, in the case of options, below the applicable exercise price.
2“Other Benefits” reflects the value of 12 months COBRA as of December 31, 2021.
3Mr. Prakash was not eligible to receive potential change in control payments and benefits assuming a qualifying termination of employment on December 31, 2021 as he was not employed with the Company on such date. Nor did Mr. Prakash receive any payments or benefits in connection with the termination of his employment. Mr. Hughes did not have an employment agreement with the Company and he did not receive any payments or benefits in connection with the termination of his employment.

Director Compensation

Under our policy prior to our initial public offering on March 8, 2021, our non-employee directors (other than directors serving as investor representatives) received a compensation package consisting of an annual cash retainer of $75,000 payable quarterly for their service as directors and an initial equity award in the form of an option to purchase 5,405 shares of Class A common stock upon their appointment to the Board. These initial stock option grants are subject to a four-year vesting schedule, vesting in equal monthly installments over four years, subject to continued service through each vesting date. In addition, Messrs. Hughes and Leppert each received a subsequent grant for an option to purchase approximately 1,135 and 1,216 shares of Class A common stock, respectively, to account for dilution after our Series H round of financing.

In May 2021, our Board adopted a new non-employee director compensation policy (the “Director Compensation Policy”) for our non-employee directors that became effective retroactively to March 8, 2021. The Director Compensation Policy was developed with input from Compensia regarding practices and compensation levels at comparable companies. The Director Compensation Policy is designed to attract, retain and reward outside directors.

Under the Director Compensation Policy, each outside director (other than as noted below) is eligible to receive the cash and equity compensation for Board services described below. We also will reimburse our outside directors for reasonable, customary and documented travel expenses to meetings of our Board or its committees and other expenses.

Cash Compensation

Outside directors are entitled to receive the following cash compensation for their service under the Director Compensation Policy:
•$75,000 per year for service as a board member;
•$20,000 per year for service as lead independent director of the board;
•$20,000 per year for service as chair of the audit committee;
•$10,000 per year for service as member of the audit committee;
•$15,000 per year for service as chair of the compensation committee;
•$7,500 per year for service as member of the compensation committee;
•$10,000 per year for service as chair of the nominating and corporate governance committee; and
•$5,000 per year for service as member of the nominating and corporate governance committee.

Each outside director who serves as the chair of a committee will receive only the annual cash fee as the chair of the committee, and not the additional annual cash fee as a member of the committee. All cash payments to outside directors (other than as noted above) are paid quarterly on a pro-rated basis.

Equity Compensation

Each person who first becomes an outside director following the effective date of the Director Compensation Policy will receive an annual award of restricted stock units having a value of $200,000 (with the number of shares of our Class A common stock subject to the award determined by dividing such value by the closing sales price of a share of our Class A common stock on the applicable grant date, but rounded down to the nearest whole share), with such award vesting in equal, quarterly installments over one year, subject to continued service through each applicable vesting date.

2021 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our Board during the year-ended December 31, 2021 by our non-employee directors. Dr. Mulpuri’s and Mr. Hughes’ compensation as a named executive officer is set forth above under “—2021 Summary Compensation Table.” The following table also excludes shareholder representative directors who served on our Board prior to our IPO for whom no compensation was provided.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) [1]	Total ($)
Current Directors:
Toby Cosgrove	71,318	199,996	271,314
Lisa Picard	73,356	199,996	273,352
Julie Larson-Green	41,815	199,996	241,811
Nigel Gormly	73,356	199,996	273,352
Former Directors:
Harold Hughes [2]	95,740	599,996	695,736
Tom Leppert	91,301	499,991	591,292
Bill Veghte	18,750	—	18,750
______________
1The amounts reported in the “Stock Awards” column reflect the aggregate grant date fair value of RSU awards, calculated in accordance with FASB ASC Topic 718.
2These amounts reflect the compensation received by Mr. Hughes for his service as an independent director from January 1, 2021 to November 8, 2021.

The following table shows all shares of Class A common stock subject to outstanding stock options and stock awards held by our non-employee directors as of December 31, 2021.

Name	Option Awards Outstanding (#)	RSU Awards (#)
Current Directors:
Toby Cosgrove	11,625	6,917
Lisa Picard	—	6,917
Julie Larson-Green	—	11,249
Nigel Gormly	—	6,917
Former Directors:
Harold Hughes	279,000	62,242
Tom Leppert	284,812	48,410
Bill Veghte	232,500	—

Our Board expects to review director compensation periodically to ensure that director compensation remains competitive such that we are able to recruit and retain qualified directors. Such program will continue to be designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, retain, incentivize and reward non-employee directors who contribute to the long-term success of our Company.

Limitation of Liability and Indemnification of Directors and Officers

Pursuant to its Amended and Restated Certificate of Incorporation, the Company indemnifies its directors and officers to the fullest extent authorized or permitted by applicable law and such right to indemnification shall continue as to a person who has ceased to be a director or officer of the Company and shall inure to the benefit of his or her heirs, executors and personal and legal representatives; provided, however, that, except for proceedings to enforce rights to indemnification, the Company is not obligated to indemnify any director or officer (or his or her heirs, executors or personal or legal representatives) in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized or consented to by the Board of the Company. The right to indemnification includes the right to be paid by the Company the expenses incurred in defending or otherwise participating in any proceeding in advance of its final disposition upon receipt by the Company of an undertaking by or on behalf of the director or officer receiving advancement to repay the amount advanced if it shall ultimately be determined that such person is not entitled to be indemnified by the Company.

The Company may, to the extent authorized from time to time by the Board, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company.

In addition, the Company has entered into separate indemnification agreements with its directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines, penalties and amounts paid in settlement incurred by a director or officer in any action or proceeding arising out of their services as one of the Company’s directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

The Company maintains a directors’ and officers’ insurance policy pursuant to which its directors and officers are insured against liability for actions taken in their capacities as the Company’s directors and officers. The Company believes the provisions in its Certificate of Incorporation, Bylaws and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of June 10, 2022, with respect to securities held by:

•each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of Class A common stock;
•each of our directors and executive officers; and
•all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, in each case here as of June 10, 2022. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

Name and Address of Beneficial Owners (1)	Number of Shares	Ownership Percentage (%)
Directors and Executive Officers
Rao Mulpuri(2).......................................................................................................	12,253,607	5.6%
Amy Reeves(3) ......................................................................................................	—	*
Rahul Bammi(4).....................................................................................................	2,319,093	1.1%
Martin Neumann(5)................................................................................................	693,353	*
Nitesh Trikha(6)......................................................................................................	626,702	*
Anshu Pradhan(7) ..................................................................................................	704,396	*
Bill Krause(8).........................................................................................................	470,616	*
Toby Cosgrove(9)...................................................................................................	36,141	*
Nigel Gormly(10)....................................................................................................	27,662	*
Julie Larson-Green(11)............................................................................................	22,497	*
Lisa Picard(10)........................................................................................................	27,662	*
All executive officers and directors as a group (11 individuals)..........................	17,181,729	7.8%
5% or More Shareholders:
SVF Excalibur (Cayman) Limited(12)....................................................................	66,194,110	30.2%
Madrone Partners, L.P.(13).....................................................................................	32,142,018	14.7%
Guardians of New Zealand Superannuation(14).....................................................	27,183,150	12.4%
CF Finance Holdings II, LLC(15)...........................................................................	18,570,000	8.5%
GIC Private Limited(16)..........................................................................................	21,287,417	9.7%

* Less than one percent

(1)Unless otherwise noted, the business address of each of the following individuals is c/o View, Inc., 195 S. Milpitas Blvd, Milpitas, CA 95035.
(2)Interests shown consist of (a) options to purchase 11,991,621 shares of Class A common stock that are exercisable within 60 days of June 10, 2022, and (b) 261,986 shares of Class A common stock.
(3)Interests shown consist of June 10, 2022.
(4)Interests shown consist of options to purchase 2,319,093 shares of Class A common stock that are exercisable within 60 days of June 10, 2022.
(5)Interests shown consist of (a) options to purchase 689,865 shares of Class A common stock that are exercisable within 60 days of June 10, 2022, and (b) 3,488 shares of Class A common stock.
(6)Interests shown consist of options to purchase 626,702 shares of Class A common stock that are exercisable within 60 days of June 10, 2022.
(7)Interests shown consist of (a) options to purchase 689,865 shares of Class A common stock that are exercisable within 60 days of June 10, 2022, and (b) 14,531 shares of Class A common stock.
(8)Interests shown consist of options to purchase 470,616 shares of Class A common stock that are exercisable within 60 days of June 10, 2022.
(9)Interests shown consist of (a) options to purchase 8,479 shares of Class A common stock that are exercisable within 60 days of June 10, 2022, and (b) 27,662 shares of Class A common stock.
(10)Interests shown consist of 27,662 shares of Class A common stock.
(11)Interests shown consist of 22,497 shares of Class A common stock.
(12)According to a Schedule 13D filed on March 18, 2021, SVF Excalibur (Cayman) Limited (“SVF Excalibur”) is the record holder of the shares of Class A common stock shown. SVF Excalibur is a wholly owned subsidiary of SVF Endurance (Cayman) Limited (“SVF Endurance”), which is a wholly owned subsidiary of SoftBank Vision Fund (AIV M1) L.P. (“AIV M1”). SVF Endurance and AIV M1 have shared voting and dispositive power over the shares held by SVF Excalibur. SB Investment Advisers (UK) Limited (“SBIA UK”) has been appointed as alternative investment fund manager (“AIFM”) and is exclusively responsible for managing AIV M1 in accordance with the Alternative Investment Fund Managers Directive and is authorized and regulated by the UK Financial Conduct Authority accordingly. As AIFM of AIV M1, SBIA UK is exclusively responsible for making all decisions related to the acquisition, structuring, financing and disposal of AIV M1’s investments. SBIA UK has shared voting and dispositive power over the shares held by SVF Excalibur. The board of directors of SBIA UK is comprised of Rajeev Misra, Saleh Romeih, Kalika Jayasekera and Neil Hadley. The investment committee of SBIA UK is comprised of Masayoshi Son,

Rajeev Misra, and Saleh Romeih. The business address of each of SVF Excalibur and SVF Endurance is c/o Walkers Corp Ltd., Cayman Corporate Centre, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008. The business address of AIV M1 is 251 Little Falls Drive, Wilmington, DE 19808. The business address of SBIA UK is 69 Grosvenor Street, London W1K 3JP, United Kingdom.
(13)According to a Schedule 13G filed on February 14, 2022, the 31,094,469 shares reported in the Schedule 13 are held by Madrone Partners, L.P. Madrone Capital Partners, LLC is the general partner of Madrone Partners, L.P. and has shared voting and dispositive power over the shares held by Madrone Partners, L.P. Greg Penner, Jameson McJunkin and Thomas Paterson are managers of Madrone Capital Partners, LLC and share voting and dispositive power over the shares held by Madrone Partners, L.P. The business address of Madrone Partners, L.P. is 1149 Chestnut Street, Suite 200, Menlo Park, California 94025. Additionally, the interests include 1,045,549 warrants.
(14)According to a Schedule 13G filed on March 18, 2021, the interests shown consist of 377,479 redeemable warrants of View, each exercisable for one share of Class A common stock of View. The Class A shares reported herein are held by Guardians of New Zealand Superannuation as manager and administrator of the New Zealand Superannuation Fund being property of Her Majesty the Queen in right of New Zealand and managed by Guardians of New Zealand Superannuation. The business address of Guardians of New Zealand Superannuation is PO BOX 106 607, Auckland 1143, New Zealand.
(15)According to a Schedule 13D/A filed on March 10, 2021, the interests shown consist of (a) 1,100,000 shares of Class A common stock issued upon separation of private placement units purchased by CF Finance Holdings II, LLC (the “Sponsor”) in August 2020, (b) 12,470,000 shares of Class A common stock issued upon conversion of View’s Class B common stock at the time of View’s initial business combination and as more fully described under the heading “Description of Securities—Founder Shares” in View’s Registration Statement on Form S-1 (File No. 333-241727) and (c) 5,000,000 shares of Class A common stock purchased by the Sponsor in a private placement that was consummated simultaneously with View’s initial business combination with View Operating Corporation (formerly know as View, Inc.) in March 2021. The Sponsor is controlled by its sole member, Cantor Fitzgerald, L.P. (“Cantor”), which is controlled by its managing general partner, CF Group Management, Inc. (“CFGM”). According to such Schedule 13D/A, Cantor, CFGM and Mr. Lutnick have shared voting and dispositive power over the securities held by the Sponsor, and CFGM indirectly has the sole voting and dispositive power of the securities held by the Sponsor. Howard W. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of CFGM’s sole stockholder and, accordingly, may be deemed to have beneficial ownership of securities reported herein. Mr. Lutnick disclaims any ownership of securities reported herein other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(16)According to a Schedule 13G/A filed on February 11, 2022, GIC Private Limited (“GIC”) is a fund manager and only has two clients: the Government of Singapore (“GoS”) and the Monetary Authority of Singapore (“MAS”). Under an investment management agreement with GoS, GIC has been given the sole discretion to exercise the voting rights attached to, and the disposition of, any shares managed on behalf of GoS. As such, GIC has the sole power to vote and power to dispose of the 18,379,457 securities beneficially owned by it. GIC shares power to vote and dispose of 2,907,960 securities beneficially owned by it with MAS. GIC is wholly owned by the GoS and was set up with the sole purpose of managing Singapore’s foreign reserves. The GoS disclaims beneficial ownership of such shares. The business address of GIC is 168 Robinson Road, #37-01 Capital Tower, Singapore 068912.

Equity Compensation Plan Information Table

The following table provides information as of June 10, 2022, with respect to the compensation plans under which our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	60,723,711	$7.97	22,211,281
Equity compensation plans not approved by stockholders	—	$—	—
Total	60,723,711	$7.97	22,211,281

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

All of our directors and executive officers are subject to our Code of Business Conduct and Ethics, Related Party Transactions Policy and our directors are guided in their duties by our Corporate Governance Guidelines. Our Code of Business Conduct and Ethics requires that our directors and executive officers avoid situations where a conflict of interest might occur or appear to occur. In general, our directors and executive officers should not have a pecuniary interest in transactions involving us or a customer, licensee, or supplier of the Company, unless such interest is solely a result of routine investments made by the individual in publicly traded companies. In the event that a director or executive officer is going to enter into a related party transaction with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, the director or executive officer must fully disclose the nature of the related party transaction to our Chief Legal Officer. For directors and executive officers, such related party transaction then must be reviewed and approved in advance by the Audit Committee. For other conflicts of interest that may arise, the Code of Business Conduct and Ethics advises our directors and executive officers to consult with our Chief Legal Officer. In addition, each director and officer is required to complete a Director and Officer Questionnaire on an annual basis and upon any new appointment, which requires disclosure of any related-party transactions pertaining to the director or executive officer. Our Board of Directors will consider such information in its determinations of independence with respect to our directors under applicable Nasdaq and SEC rules.

None of our directors, executive officers or their immediate family members has or has had any material interest in any transaction in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K.

Director Independence

Nasdaq Listing Rules require that a majority of our Board be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that each individual on the Board, other than Dr. Mulpuri, qualifies as an independent director under Nasdaq listing standards and applicable SEC rules. There are no family relationships among any of our directors, director nominees, or executive officers.

Item 14. Principal Accounting Fees and Services

PricewaterhouseCoopers LLP (“PwC”) acts as our independent registered public accounting firm. The following is a summary of fees paid to PwC for services rendered.

Fees	2021	2020
Audit fees	$10,357,000	$3,260,000
Audit-related fees	249,415	—
Tax fees	—	—
All other fees	5,050	3,300
Total	$10,611,465	$3,263,300

Pre-Approval Policy

The charter for our Audit Committee states that the Audit Committee shall review and approve the independent auditor’s annual engagement letter, including the proposed fees contained therein, as well as all audit and permitted non-audit engagements and relationships between the Company and the independent auditor (which approval should be made after receiving input from the Company’s management, if desired). Approval of audit and permitted non-audited services will also be made by the Audit Committee. The Audit Committee may also delegate pre-approval authority to one or more of its members, who shall report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting.

Since the completion of the Merger, all PwC services and fees have been pre-approved by the Audit Committee. Prior to the Merger, all of the services listed in the table above provided to the Company were approved by the Company in accordance with its policies and practices then in effect.

PART IV

Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:

(1)     Financial Statements: The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2)     Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts

Allowance for Credit Losses	Balance at Beginning of Period	Costs and Expenses	Deductions[1]	Balance at End of Period

Fiscal year ended December 31, 2021	$224	$464	$—	$689

Fiscal year ended December 31, 2020	$200	$178	$(154)	$224

Fiscal year ended December 31, 2019	$287	$180	$(267)	$200

(3)     Exhibits: The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of November 30, 2020, by and among CF Finance Acquisition Corp. II, PVMS Merger Sub, Inc., and View, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

3.2	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

4.1
Warrant Agreement, dated August 26, 2020, by and between Continental Stock Transfer & Trust Company and CF Finance Acquisition Corp. II (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on September 1, 2020).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on August 14, 2020).

4.3*	Description of Company’s Securities

10.1
Form of Subscription Agreement, by and between CF Finance Acquisition Corp. II and the undersigned subscriber thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

10.2
Subscription Agreement, by and between CF Finance Acquisition Corp. II and the Subscriber named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on January 11, 2021).

10.3
Form of Lock-Up Agreement, by and among CF Finance Acquisition Corp. II, View, Inc. and the undersigned holder thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

10.4
Registration Rights Agreement, by and among CF Finance Acquisition Corp. II and the undersigned investors listed thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

1 Represents uncollectible accounts charged against the allowance for credit losses, net of recoveries.

10.5
First Amendment to Registration Rights Agreement, by and among CF Finance Acquisition Corp. II, CF Finance Holdings II, LLC and the undersigned investors listed thereto (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.6
Sponsor Support Agreement, dated as of November 30, 2020, by and among CF Finance Acquisition Corp. II, CF Finance Holdings II, LLC, and View, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

10.7
Form of Director Indemnification Agreement, by and between View, Inc. and the undersigned director thereto (incorporated by reference to Exhibit 10.8 to the Company’s Form S-4, filed with the SEC on December 23, 2020).

10.8	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.9	2021 Chief Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K, filed with the SEC on March 12, 2021).

10.10
Form of Executive Officer Employment Agreement, by and between View, Inc. and the undersigned executive officer thereto (incorporated by reference to Exhibit 10.9 to the Company’s Form S-4, filed with the SEC on December 23, 2020).

10.11
Employment Agreement, dated November 21, 2018, by and between View. Inc. and Rao Mulpuri (incorporated by reference to Exhibit 10.10 to the Company’s Form S-4, filed with the SEC on December 23, 2020).

10.12
Industrial Lease Agreement, dated May 31, 2012, by and between Soladigm, Inc. and Bryan Family Partnership II, LTD (incorporated by reference to Exhibit 10.13 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.13
First Amendment to Industrial Lease Agreement, dated October 7, 2014, by and between View, Inc. and 195 S. Milpitas Boulevard, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.14
Second Amendment to Industrial Lease Agreement, dated October 2, 2017, by and between View, Inc. and Jefferson Fields, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.15
Industrial Lease Agreement, dated July 30, 2010, by and between Soladigm, Inc. and Industrial Developments International, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.16
First Amendment To Industrial Lease Agreement, dated September 10, 2015, by and between View, Inc. and Industrial North American Properties XI, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.17
Second Amendment to Industrial Lease Agreement, dated March 1, 2018, by and between View, Inc. and Industrial North American Properties XI, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Form S-4/A, filed with the SEC on January 26, 2021).

10.18
Form of Stockholder Voting Agreement, by and among CF Finance Acquisition Corp. II and certain stockholders of View, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form S-4/A, filed with the SEC on February 11, 2021).

10.19	View, Inc. Employee Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on May 14, 2021).

10.20
Forms of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

10.21
Forms of Notice of Stock Option Grant and Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

10.22
Notice of Stock Option Grant and Stock Option Agreement under the 2021 Chief Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 filed with the SEC on April 7, 2021).

14.1*	Code of Business Conduct and Ethics of View, Inc.

21.1*	Subsidiaries of View, Inc.

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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH XBRL	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File, formatted in Inline XBRL, contained in Exhibit 101 attachments

*    Filed herewith
**    Furnished herewith
Item 16. Form 10-K Summary
None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

View, Inc.

Date:	June 15, 2022	/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

View, Inc.

Date:	June 15, 2022	/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	June 15, 2022	/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 15, 2022	/s/ Delos (Toby) Cosgrove
Name: Delos (Toby) Cosgrove
Title: Chairman

Date:	June 15, 2022	/s/ Julie Larson-Green
Name: Julie Larson-Green
Title: Director

Date:	June 15, 2022	/s/ Lisa Picard
Name: Lisa Picard
Title: Director

Date:	June 15, 2022	/s/ Nigel Gormly
Name: Nigel Gormly
Title: Director