Form 10-Q
period 2022-03-31
View, Inc.
filed 2022-06-28
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of June 23, 2022, 219,227,971 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Quarterly Report on Form 10-Q

		Page No.
Note Regarding Forward Looking Statements		4

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION		47

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

Signatures		49

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$200,532	$281,081
Accounts receivable, net of allowances	29,940	30,605
Inventories	13,807	10,267
Prepaid expenses and other current assets	21,059	21,579
Total current assets	265,338	343,532
Property and equipment, net	265,736	268,401
Restricted cash	16,466	16,462
Right-of-use assets	20,515	21,178
Other assets	26,087	29,493
Total assets	$594,142	$679,066
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,361	$24,186
Accrued expenses and other current liabilities	59,762	59,456
Accrued compensation	10,209	9,508
Deferred revenue	8,998	11,460
Total current liabilities	96,330	104,610
Debt, non-current	13,960	13,960
Sponsor earn-out liability	3,331	7,624
Lease liabilities	22,187	22,997
Other liabilities	43,900	50,537
Total liabilities	179,708	199,728
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 219,222,346 and 219,195,971 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	2,754,115	2,736,647
Accumulated deficit	(2,339,703)	(2,257,331)
Total stockholders’ equity (deficit)	414,434	479,338
Total liabilities and stockholders’ equity (deficit)	$594,142	$679,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$17,012	$9,769
Costs and expenses:
Cost of revenue	40,562	36,179
Research and development	19,695	16,570
Selling, general, and administrative	42,959	21,700
Total costs and expenses	103,216	74,449
Loss from operations	(86,204)	(64,680)
Interest and other expense (income), net
Interest expense, net	197	5,303
Other expense, net	328	1,442
Gain on fair value change, net	(4,381)	(7,413)
Loss on extinguishment of debt	—	10,018
Interest and other expense (income), net	(3,856)	9,350
Loss before provision of income taxes	(82,348)	(74,030)
Provision for income taxes	24	5
Net and comprehensive loss	$(82,372)	$(74,035)

Net loss per share, basic and diluted	$(0.38)	$(1.33)
Weighted-average shares used in calculation of net loss per share, basic and diluted	214,232,210	55,500,398
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	219,196	$22	$2,736,647	$(2,257,331)	$479,338
Vesting of restricted stock units	—	—	26	—	—	—	—
Stock-based compensation	—	—	—	—	17,468	—	17,468
Net loss	—	—	—	—	—	(82,372)	(82,372)
Balances as of March 31, 2022	—	$—	219,222	$22	$2,754,115	$(2,339,703)	$414,434

Balances as of December 31, 2020	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,914,353)	$(1,824,564)
Retroactive application of reverse recapitalization (Note 2)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	10,463	—	10,463
Net loss	—	—	—	—	—	(74,035)	(74,035)
Balances as of March 31, 2021	—	$—	217,077	$22	$2,666,308	$(1,988,388)	$677,942
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,372)	$(74,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,951	7,029
Loss on extinguishment of debt	—	10,018
Gain on fair value change, net	(4,381)	(7,413)
Stock-based compensation	17,468	10,463
Other	329	488
Changes in operating assets and liabilities:
Accounts receivable	665	166
Inventories	(3,540)	(651)
Prepaid expenses and other current assets	520	143
Other assets	1,914	32
Accounts payable	(896)	(4,685)
Deferred revenue	(2,462)	1,571
Accrued compensation	701	(439)
Accrued expenses and other liabilities	(5,171)	(13,025)
Net cash used in operating activities	(71,274)	(70,338)
Cash flows from investing activities:
Purchases of property and equipment	(9,137)	(2,679)
Net cash used in investing activities	(9,137)	(2,679)
Cash flows from financing activities:
Repayment of revolving debt facility	—	(257,454)
Payments of obligations under finance leases	(134)	(212)
Proceeds from issuance of common stock upon exercise of stock options	—	382
Proceeds from reverse recapitalization and PIPE financing	—	815,184
Payment of transaction costs related to reverse recapitalization	—	(41,655)
Net cash provided by (used in) financing activities	(134)	516,245
Net (decrease) increase in cash, cash equivalents, and restricted cash	(80,545)	443,228
Cash, cash equivalents, and restricted cash, beginning of period	297,543	74,693
Cash, cash equivalents, and restricted cash, end of period	$216,998	$517,921
Supplemental disclosure of cash flow information:
Cash paid for interest	$21	$19,329
Non-cash investing and financing activities:
Change in accounts payable balance and other liabilities related to purchase of property and equipment	$(7,344)	$(967)
Conversion of redeemable convertible preferred stock to common stock	$—	$1,812,678
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$—	$7,267
Common stock issued in exchange for services associated with the reverse recapitalization	$—	$7,500
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
On March 8, 2021, the Company completed the Transactions and raised net proceeds of $771.3 million, net of transaction costs of $43.9 million. In conjunction with the Transactions, the Company repaid in full the revolving debt facility of $276.8 million, including accrued interest and future interest through maturity of the notes of $26.8 million. See Note 2 for additional information regarding the reverse recapitalization.
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022 (the “2021 Annual Report on Form 10-K”). The information as of December 31, 2021 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements.
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
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,339.7 million as of March 31, 2022. For the three months ended March 31, 2022, we had a net loss of approximately $82.4 million and negative cash flows from operations of approximately $71.3 million. In addition, for the three months ended March 31, 2021, we had a net loss of approximately $74.0 million and negative cash flows from operations of approximately $70.3 million. Cash and cash equivalents as of March 31, 2022 was $200.5 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.

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
Summary of Significant Accounting Policies
There have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of March 31, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the three months ended March 31, 2022, three customers represented greater than 10.0% of total revenue, each accounting for 18.0%, 15.7% and 10.8% of total revenue. For the three months ended March 31, 2021, two customers represented greater than 10.0% of total revenue, each accounting for 31.8% and 10.3% of total revenue. Two customers accounted for 34.6% of accounts receivable, net as of March 31, 2022, including 17.9% and 16.7%, respectively. Four customers accounted for 53.0%

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of accounts receivable, net as of December 31, 2021, including 15.2%, 13.3%, 12.8% and 11.8%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the three months ended March 31, 2022, three suppliers accounted for 31.3%, 16.7% and 13.8% of total purchases. For the three months ended March 31, 2021, two suppliers accounted for 37.3% and 12.7% of total purchases.
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
Recent Accounting Pronouncements, Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company has adopted this standard as of the first quarter of 2022 and the adoption did not have an impact on the condensed consolidated financial statements.
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
2.Reverse Recapitalization
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Immediately before the Merger, all of Legacy View’s outstanding warrants were net exercised for shares of Legacy View Class A common stock. Upon consummation of the Merger, all holders of Legacy View Class A common stock and redeemable convertible preferred stock received shares of the Company’s Class A common stock at a deemed value of $10.00 per share after giving effect to the Exchange Ratio based on the completion of the following transactions contemplated by the Merger Agreement:
•the cancellation of each issued and outstanding share of Legacy View Capital Stock and the conversion into the right to receive a number of shares of View, Inc. Class A Common Stock equal to the Exchange Ratio;
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
The number of shares of Class A common stock issued immediately following the consummation of the Merger on March 8, 2021 was:

Number of Shares
Common stock of CF II outstanding prior to the Merger [1]	62,500,000
Less redemption of CF II shares	(12,587,893)
CF II Sponsor Earnout Shares outstanding prior to the Merger	1,100,000
Common stock of CF II	51,012,107
Shares issued in PIPE financing	42,103,156
Shares issued for in kind banker fee payment	750,000
Merger and PIPE financing shares	42,853,156
Legacy View shares converted [2]	123,211,449
Total	217,076,712
1Includes CF II Class A shareholders of 50,000,000 and CF II Class B shareholders of 12,500,000.
2The number of Legacy View shares was determined from the 76,565,107 shares of Legacy View common stock and 5,222,852,052 shares of Legacy View redeemable convertible preferred stock outstanding, which were converted to an equal number of shares of Legacy View common stock upon the closing of the Merger, and then converted at the Exchange Rate to Class A common stock of the Company. All fractional shares were rounded down to the nearest whole share.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•Legacy View’s senior management comprising a majority of the senior management of View; and
•View substantially assuming the Legacy View name.
3.Revenue
Disaggregation of Revenue
The Company disaggregates revenue between products and services, as well as by major product offering and by geographic market that depict the nature, amount, and timing of revenue and cash flows.

The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Products	$15,533	$9,711
Services	1,479	58
Total	$17,012	$9,769
View Smart Glass contracts to provide CSS include the sale of both products and services. These services primarily relate to CSS installation and commissioning and are presented in the table above as Services. Also included within Services in the table above are revenues associated with extended or enhanced warranties. View Smart Glass contracts to provide IGUs, View Smart Building Platform contracts and View Smart Building Technologies contracts relate to the sale of products.
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Smart Glass	$5,183	$8,215
Smart Building Platform	9,206	—
Smart Building Technologies	2,623	1,554
Total	$17,012	$9,769
During the three months ended March 31, 2022 and 2021, the Company recognized a total of $2.5 million and $2.1 million, respectively, for initial contract loss accruals, and incurred $4.0 million of previously accrued losses in the three months ended March 31, 2022, resulting in a decrease to the accrual.

Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments were $0.9 million and nil for the three months ended March 31, 2022 and 2021, respectively.

The balance of estimated contract losses for work that had not yet been completed totaled $18.3 million and $20.7 million as of March 31, 2022 and December 31, 2021, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
United States	$16,284	$9,665
Canada	718	104
Other	10	—
Total	$17,012	$9,769
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of March 31, 2022 was $7.9 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that we have billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of March 31, 2022 and December 31, 2021 were $12.5 million and $11.5 million, respectively, and were included in other current assets. The increase in 2021 primarily relates to contract assets associated with View Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of March 31, 2022 and December 31, 2021 were $0.7 million and $0.7 million, respectively, and were included in other assets.
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

Revenue recognized during the three months ended March 31, 2022, which was included in the opening contract liability balance as of December 31, 2021 was $2.3 million. Revenue recognized during the three months ended March 31, 2021, which was included in the opening contract liability balance as of December 31, 2020 was insignificant.
4.Fair Value
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. As of March 31, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$167,522	$—	$—	$167,522
Total cash equivalents	167,522	—	—	167,522
Restricted cash:
Certificates of deposit		16,466	—	16,466
Total assets measured at fair value	$167,522	$16,466	$—	$183,988

Sponsor earn-out liability	—	—	3,331	3,331
Private warrants liability	$—	$—	$86	$86
Total liabilities measured at fair value	$—	$—	$3,417	$3,417

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,500	$—	$—	$247,500
Total cash equivalents	247,500	—	—	247,500
Restricted cash:
Certificates of deposit	—	16,462	—	16,462
Total assets measured at fair value	$247,500	$16,462	$—	$263,962

Sponsor earn-out liability	$—	$—	$7,624	$7,624
Private warrants liability			$174	174
Total liabilities measured at fair value	$—	$—	$7,798	$7,798

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-out Liability	Private Warrants
Balance as of December 31, 2021	$7,624	$174
Change in fair value	4,293	88
Balance as of March 31, 2022	$11,917	$262
Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. See Note 2 for additional information regarding the reverse recapitalization and the conversion of the redeemable convertible preferred stock warrants at the time of the Merger. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the condensed consolidated statements of operations. The following table summarizes the (gain) loss on fair value change, net (in thousands):

	Three Months Ended March 31,
	2022	2021
Sponsor Earn-out Liability	$(4,293)	$(2,460)
Private Warrants	(88)	103
Redeemable Convertible Preferred Stock Warrants	—	(5,056)
Gain on fair value change, net	$(4,381)	$(7,413)
Valuation of Sponsor Earn-Out liability
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	March 31, 2022	December 31, 2021
Stock price	$1.84	$3.91
Expected volatility	73.25%	52.50%
Risk free rate	2.44%	1.12%
Expected term (in years)	3.9	4.2
Expected dividends	0%	0%
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2022	December 31, 2021
Stock price	$1.84	$3.91
Expected volatility	73.30%	52.50%
Risk free rate	2.44%	1.04%
Expected term (in years)	3.4	3.7
Expected dividends	0%	0%
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
5.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Cash	$33,010	$33,581
Cash equivalents	167,522	247,500
Cash and cash equivalents	200,532	281,081
Restricted cash	16,466	16,462
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$216,998	$297,543
Accounts Receivable, Net of Allowances
In the quarter ended March 31, 2022, the Company made no adjustments in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $0.7 million at both March 31, 2022 and December 31, 2021.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $6.3 million and $0.5 million as of March 31, 2022 and 2021, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of March 31, 2022, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the three months ended March 31, 2022 and 2021.

Goodwill and Other Intangible Assets

From time to time, the Company makes acquisitions of companies related to existing, complementary or new markets. During fiscal year 2021, the Company completed two acquisitions, which were immaterial to its financial position, results of operations and cash flows. There were no acquisitions completed in the three months ended March 31, 2022. Acquisition-related costs are included in general and administrative expenses in the consolidated statements of operations and were nil for the three months ended March 31, 2022 and 2021.

There were no impairments of goodwill or intangible assets during the three months ended March 31, 2022 and 2021. Impairment of goodwill or intangible assets may result in the future from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results.
6.Product Warranties
The Company provides a standard assurance type warranty that its insulating glass units (“IGUs”) will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, as of March 31, 2022. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $6.0 million and $6.1 million as of March 31, 2022 and December 31, 2021, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $34.9 million and $36.2 million as of March 31, 2022 and December 31, 2021, respectively, related to these IGUs.
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
Changes in warranty liabilities are presented below (in thousands):

	March 31, 2022	December 31, 2021

Beginning balance	$42,256	$47,678
Accruals for warranties issued	618	1,551
Changes to estimates of volume and costs	—	1,234
Settlements made	(1,918)	(8,207)
Ending balance	$40,956	$42,256
Warranty liability, current, beginning balance	$8,868	$8,864
Warranty liability, noncurrent, beginning balance	$33,388	$38,814
Warranty liability, current, ending balance	$8,987	$8,868
Warranty liability, noncurrent, ending balance	$31,969	$33,388
During the three months ended March 31, 2022 and 2021, the Company recorded a charge to Cost of revenues of $0.6 million and $0.4 million, respectively, related to adjustments to the warranty liability.
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
7.Commitments and Contingencies
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of both March 31, 2022 and December 31, 2021, the total value of the letters of credit issued by the bank is $16.5 million. No amounts have been drawn under the standby letters of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws are limited to amounts incurred by subcontractors contracted by the Company in relation to the project. The note is not a revolving facility, which means that outstanding amounts under the note that are repaid cannot be re-borrowed. The promissory note has a maturity date set at the fourth anniversary of the date of the first advance to the customer. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. As of March 31, 2022, the customer had requested zero advances on the promissory note.
Litigation and Environmental Settlements
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
The balance of the litigation settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Litigation settlement liability - current	$3,000	$—
Litigation settlement liability - non-current	5,082	7,834
Total litigation settlement liability	$8,082	$7,834

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. View is in the process of coordinating with MDEQ and the local authorities with respect to the civil orders and/or agreements contemplated by the settlement terms, including obtaining a pretreatment permit from MCEQ, which has not been granted as of the date of this Report. The Plea Agreement will be presented to the Court for approval following these efforts. The date for presentation of the Plea Agreement to the Court has not yet been determined. The Company has recognized the $5.0 million of penalties it expects to incur in conjunction with this environmental settlement over the next three years.
The balance of the environmental settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Environmental settlement liability - current	$2,950	$2,950
Environmental settlement liability - non-current	2,000	2,000
Total environmental settlement liability	$4,950	$4,950

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On February 8, 2022, the Court appointed Stadium Capital LLC lead plaintiff and denied the competing motion of Sweta Sonthalia. On March 14, 2022, Ms. Sonthalia filed a Petition for a Writ of Mandamus, asking the Ninth Circuit Court of Appeals to vacate the lead plaintiff order. On April 11, 2022, the district court denied Ms. Sonthalia’s motion to stay proceedings in the district court pending disposition of the writ petition. The writ petition is now fully briefed in the Ninth Circuit and oral argument has been scheduled for August 11, 2022.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2022.

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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2022.

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

Given the early stage of this matter, we cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2022.
8.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate	March 31, 2022	December 31, 2021
Term loan, due June 30, 2032	0%	$15,430	$15,430
Total debt		15,430	15,430
Debt, current		1,470	1,470
Debt, non-current		$13,960	$13,960
Principal payments on all debt outstanding as of March 31, 2022 are estimated as follows (in thousands):

Year Ending December 31,	Total
2022 (remaining nine months)	$1,470
2023	1,470
2024	1,470
2025	1,470
2026	1,470
Thereafter	8,080
Total	$15,430
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of March 31, 2022, the Company was in compliance with these covenants.
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
9.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2022, the Company had 219,222,346 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2022, no shares of View, Inc. Preferred Stock were issued and outstanding.
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

10.Stock Warrants
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
As of March 31, 2022, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
Other Warrants
Legacy View also issued redeemable convertible preferred stock and common stock warrants, to various service providers, lenders, investors, at various points in time, which were subsequently converted to the common stock warrants of the Company. Upon consummation of the Merger, each Legacy View warrant that was outstanding was assumed by CF II and converted into a common stock warrant exercisable for common stock equal to the product (rounded down to the nearest whole number) of (a) the number of shares of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger multiplied by (b) the Exchange Ratio. Such warrants have a per share exercise price equal to the quotient (rounded up to the nearest whole cent) obtained by dividing (i) the exercise price per share of Legacy View capital stock subject to the Legacy View warrant immediately prior to the Merger by (ii) the Exchange Ratio, and, except as specifically provided in the Merger Agreement, each warrant continues to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Legacy View warrant immediately prior to the Merger. Prior to the merger, the redeemable convertible preferred stock warrants were classified as liabilities on the condensed consolidated balance sheets. See Note 4 for a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 1,000,000 common stock warrants to the seller.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants March 31, 2021 (As converted)	Number of Warrants December 31, 2021 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	45,207	45,207	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	366,666	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	16,666,637	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	1,000,000	$10.00	December 2031
	Total stock warrants	21,311,920	21,311,920
11.Stock-Based Compensation
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2021 Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of March 31, 2022, the Company had 21,086,366 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2021	27,582	$9.43	7.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(1,680)	9.37
Outstanding as of March 31, 2022	25,902	$9.44	6.7	$—
Options vested and expected to vest as of March 31, 2022	19,937	$9.44	6.4	$—
Exercisable as of March 31, 2022	25,670	$9.44	6.7	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of March 31, 2022 and December 31, 2021 was $1.84 and $3.91 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been issued or exercised under this plan in the three months ended March 31, 2022. The weighted-average grant date fair value per share of stock options granted was $4.38 for the three months ended March 31, 2021. The total grant date fair value of stock options vested was $6.4 million during the three months ended March 31, 2021. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $0.4 million.
As of March 31, 2022, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $24.1 million and is expected to be recognized over a weighted-average remaining service period of 1.7 years.
In addition to the time vested options above, as of March 31, 2022, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 8.9 years. As of March 31, 2022, the CEO Option Award had no intrinsic value.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the three months ended March 31, 2021. As of March 31, 2022, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $68.5 million and is expected to be recognized over a weighted-average remaining service period of 4.2 years.
The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	11,643	$6.14
Granted	—	—
Vested	(26)	7.58
Canceled	(811)	$6.28
Outstanding as of March 31, 2022	10,806	$6.13
The total grant date fair value of RSUs vested was $0.2 million during the three months ended March 31, 2022. As of March 31, 2022, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $30.8 million and is

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expected to be recognized over a weighted-average remaining service period of 1.6 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.
Valuation
No options have been issued under this plan in the three months ended March 31, 2022. The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees under the plan in the three months ended March 31, 2021 were calculated using the Black-Scholes option-pricing models based on the following assumptions:

Three Months Ended March 31,
2021
Expected volatility	53.0%
Expected terms (in years)	6.0
Expected dividends	0%
Risk-free rate	1.07%
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
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$363	$879
Research and development	69	914
Selling, general, and administrative	17,036	8,670
Total	$17,468	$10,463

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

12.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three months ended March 31, 2022 and 2021, the Company’s income tax expense was immaterial.
As our U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the three months ended March 31, 2022, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three months ended March 31, 2022 is due primarily to income taxes in Canada.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three months ended March 31, 2022, there have been no changes in the estimated uncertain tax benefits.
13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss	$(82,372)	$(74,035)
Weighted-average shares outstanding, basic and diluted	214,232,210	55,500,398
Net loss per share, basic and diluted	$(0.38)	$(1.33)
As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the three months ended March 31, 2022, common stock equivalents consisted of stock options, restricted stock units and warrants. For the three months ended March 31, 2021, common stock equivalents consisted of stock options and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Stock options to purchase common stock	25,901,653	29,630,036
Unvested restricted stock units	5,625	—
Warrants to purchase common stock	21,311,920	20,428,170
Total	47,219,198	50,058,206
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of March 31, 2022. The common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of March 31, 2022 and 2021, the thresholds for the CEO Option Award and the Officer RSUs have not been achieved, and 25,000,000 stock options for the CEO Option Award and 10,800,000 and 12,500,000 RSUs for the Officer RSUs, respectively, are outstanding.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist other than the environmental matter disclosed in Note 7.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of the Company's results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q included in Part I, Item 1, “Financial Statements (Unaudited)” and the consolidated financial statements and notes for the fiscal year ended December 31, 2021 included in the Company's 2021 Annual Report on Form 10-K filed with the SEC on June 15, 2022.
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

In terms of the value propositions to View’s customers, its earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass; it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage. Current scientific research supports that cognitive function and in turn, productivity goes up when building occupants are exposed to more natural light and comfortable workspaces; they sleep better, and they experience less eye strain, fewer headaches, and lower stress. In a study published in the International Journal of Environmental Health and Public Health in 2020, researchers at the University of Illinois and SUNY Upstate Medical University found that employees working next to View Smart Glass during the day slept 37 minutes longer each night, experienced half as many headaches, and performed 42% better on cognitive tests. The research was sponsored in part by View.

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
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the three months ended March 31, 2022 and 2021, our revenue was $17.0 million and $9.8 million, respectively, representing period-over-period growth of 74.1%.
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
Technology Innovation
With more than 1,300 patents and patent filings and 14 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. As we have since inception, we intend to continue making significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products, which will increase our differentiation in the market. In 2021 and 2020, we introduced a new suite of products to complement our market-leading smart glass and optimize the human experience while making buildings more intelligent, which include the following:
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
•View Immersive Display. Our transparent, digital, interactive surface product that incorporates see-through, high definition displays directly onto the smart window.

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
As of March 31, 2022, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. Refer to the Liquidity and Capital resources section below for further discussion. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.

Components of Results of Operations
Revenue
View Smart Glass
We generate revenue under our View Smart Glass offering from (i) the manufacturing and sale of IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the CSS, which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that, when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by the Company. The glaziers and LVEs subcontracted by the end user are responsible for ensuring satisfactory adherence to the design document as the products are installed.
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
View Smart Building Platform
Our View Smart Building Platform is a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. We enter into contracts to provide our View Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or with the general contractor acting on behalf of our customers.
In contrast to the View Smart Glass product delivery method, we are the principal party responsible for delivering the fully integrated Smart Building Platform. In doing so, we take responsibility for all activities needed to fulfill the single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is our responsibility for performing an essential and significant service of integrating each of the inputs of its completed solution. These inputs include our smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by us to work on our behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted. Our integration services also include the activities of installing, commissioning and testing the Smart Building Platform to enable the transfer of a complete and operational system. We also use subcontractors we select and hire for portions of the installation labor. Given that our responsible is to provide the service of integrating each of the inputs into a single combined output, we control that output before it is transferred to the customer and accordingly, we are the principal in the arrangement and will recognize the entire arrangement fee as its revenue, with any fees that we pay to our subcontractors recognized in our cost of revenue.

The pricing for a Smart Building Platform project is primarily driven by the make-up, size, shape, total units of the IGU, associated CSS, and costs associated with the management and performance of system design, fabrication, unitization and installation efforts. We assume the risk of delivery and performance of the Smart Building Platform to our customer, and manage this through three key elements to ensure a pleasant end-user experience: 1) we have a contractual right and obligation to direct the activities of the subcontractors; 2) we perform quality inspections; and 3) we engage qualified personnel to protect the company’s interest and direct the actions of the subcontractors. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
We recognize View Smart Building Platform revenue over time as services are performed using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract.
In the course of providing the View Smart Building Platform, we routinely engage subcontractors we select for fabricating and unitizing the specific smart glass products and for installation of the framed IGUs and smart building infrastructure components and incur other direct costs. We are responsible for the performance of the entire contract, including subcontracted work. Thus, we may be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated.
View Smart Building Technologies

Our Smart Building Technologies offering includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. This includes the View Secure Edge, View Remote Access, View Building Performance, and View Workplace Experience products related to our acquisition of ioTium and WorxWell during 2021. Our customers are typically the owners or tenants of buildings. Revenue generated from these products has not been material to date.

Some of our View Smart Building Technologies contracts offer software as a service pricing, which includes the use of our software applications, as a service, typically billed on a monthly or annual basis. Our contracts associated with these products, including implementation, support and other services, represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service. Revenue on these services is recognized over the contract period. Revenue recognized for these contracts has not been material to date.
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
Cost of revenues also includes the cost of subcontractors engaged to fabricate and unitize the specific smart glass products and for installation of IGUs and smart building infrastructure components. Further, and in contrast to View Smart Glass contracts in which losses associated with IGUs are recognized over time, our cost of revenue for our Smart Building Platform contracts includes the recognition of contract losses recorded upfront at contract execution within an initial loss accrual when the total current estimated costs for these contracts exceeds total contracted revenue. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. Given the growing nature of our business, we incur significant base operating costs attributable to our IGU production costs, which is a significant factor to the losses on these contracts. As we continue to ramp up our manufacturing volumes, we expect to absorb these base operating costs over larger volumes of production; therefore, we expect that the contract loss for individual contracts will decrease over time as a percentage of the total contract value. These economies of production have not been realized to date and the total amount of contract losses may not decrease in the near term as we continue to grow this business.
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software, which are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. We expect that our research and development expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in the development of new products and offerings. However, we expect that our research and development expenses will decrease as a percentage of our revenue over time.
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

Interest Expense, net

Interest expense, net consists primarily of interest paid on our debt facilities and amortization of debt discounts and issuance costs, and interest received or earned on our cash and cash equivalents balances.

Other Expense, Net

Other expense, net primarily consists of penalties we expect to incur for the settlement of an environmental matter in 2021, foreign exchange gains and losses, and realized gains and losses from the sale of short-term investments.
Gain on Fair Value Change, Net
Our Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the condensed consolidated statements of operations. The redeemable convertible preferred stock warrants were converted to common stock as a result of the Merger. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the Warrants.
Loss on Extinguishment of Debt
Loss on extinguishment of debt comprises a loss arising from the extinguishment of debt as a result of repayment in full of our revolving debt facility in the first quarter of 2021.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2022		2021
	Amount	% net of sales	Amount	% net of sales
Revenue	$17,012	100.0%	$9,769	100.0%
Costs and expenses:
Cost of revenue	40,562	238.4%	36,179	370.3%
Research and development	19,695	115.8%	16,570	169.6%
Selling, general, and administrative	42,959	252.5%	21,700	222.1%
Total costs and expenses	103,216	606.7%	74,449	762.1%
Loss from operations	(86,204)	(506.7)%	(64,680)	(662.1)%
Interest and other expense (income), net
Interest expense, net	197	1.2%	5,303	54.3%
Other expense, net	328	1.9%	1,442	14.8%
Gain on fair value change, net	(4,381)	(25.8)%	(7,413)	(75.9)%
Loss on extinguishment of debt	—	—%	10,018	102.5%
Interest and other expense (income), net	(3,856)	(22.7)%	9,350	95.7%
Loss before provision of income taxes	(82,348)	(484.1)%	(74,030)	(757.8)%
Provision for income taxes	24	0.1%	5	0.1%
Net and comprehensive loss	$(82,372)	(484.2)%	$(74,035)	(757.9)%

Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Smart Glass	$5,183	$8,215	$(3,032)	(36.9)%
Percentage of total revenue	30.5%	84.1%
Smart Building Platform	9,206	—	9,206	100.0%
Percentage of total revenue	54.1%	—%
Smart Building Technologies	2,623	1,554	1,069	68.8%
Percentage of total revenue	15.4%	15.9%
Total	$17,012	$9,769	$7,243	74.1%
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
United States	$16,284	$9,665	$6,619	68.5%
Percentage of total revenue	95.7%	98.9%
Canada	718	104	614	590.4%
Percentage of total revenue	4.2%	1.1%
Other	10	—	10	100.0%
Percentage of total revenue	0.1%	—%
Total	$17,012	$9,769	$7,243	74.1%

Our total revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year. This increase was primarily driven by a shift to the new View Smart Building Platform offering introduced in the second quarter of 2021 and new Smart Building Technologies products, including the ioTium products acquired in July 2021 and Worxwell products acquired in November 2021. The decline in Smart Glass revenues in 2022 is attributable to our customer's decisions to select the Smart Building Platform offering rather than Smart Glass offering, as well as the timing of Smart Glass projects.
Costs and Expenses
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Cost of revenue	$40,562	$36,179	$4,383	12.1%
Cost of revenue increased during the three months ended March 31, 2022 compared to the same period in the prior year. Cost of revenue as a percentage of revenue decreased from 370.3% to 238.4%, reflecting the benefit of leveraging the minimum operating costs in the factory over higher revenues and favorable product mix across the three product offerings.
The increase in the cost of revenue in absolute dollars was primarily related to the following factors:
•$5.8 million of increased factory operating costs as the Company scaled its factory capacity in the second half of 2021 resulting in higher costs in the first quarter of 2022 as compared to the first quarter of 2022;
•$5.5 million of costs associated with our subcontractors who we hire to assist in the delivery of our new Smart Building Platform offering; and
•$5.5 million of higher levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
These increases were partially offset by a decline in post-installation support costs due to the $4.8 million charge recorded in the first quarter of 2021 in connection with specific performance obligations promised to customers in connection with IGU failures associated with the previously discussed quality issue, a $4.0 million reduction to previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, favorable factory yields, a cumulative catch-up adjustment to the previously recorded contract loss accrual of $0.9 million, and lower levels of stock-based compensation expense.
Cost of revenue for the three months ended March 31, 2022 and 2021 included $0.4 million and $0.9 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Research and development	$19,695	$16,570	$3,125	18.9%
Research and development expenses increased $3.1 million during the three months ended March 31, 2022 compared to the same period in the prior year, primarily related to higher headcount and spending on the enhancement of existing products and development of new products.
Research and development expenses for the three months ended March 31, 2022 and 2021 included $0.1 million and $0.9 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Selling, general and administrative	$42,959	$21,700	$21,259	98.0%
Selling, general, and administrative expenses increased $21.3 million during the three months ended March 31, 2022 compared to the same period in the prior year, primarily due to an increase in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger, an increase of approximately $6.0 million of legal, consulting and accounting expenses during the first quarter of 2022 to assist in the restatement of the Company's financial statements included in its recently filed Form 10-K and Form 10-Q/A, and other related work, and an increase in employee compensation and benefits associated with an increase in headcount throughout fiscal year 2021, particularly as it relates to sales support for our growing business and additional finance resources necessary as a result of operating as a public company.
Selling, general, and administrative expenses for the three months ended March 31, 2022 and 2021 included $17.0 million and $8.7 million of stock-based compensation expense, respectively.
Interest and Other Expense, net

	Three Months Ended March 31,
	2022	2021	Change ($)	Change (%)
Interest expense, net	$197	$5,303	$(5,106)	(96.3)%
Other expense, net	328	1,442	(1,114)	(77.3)%
Gain on fair value change, net	(4,381)	(7,413)	3,032	(40.9)%
Loss on extinguishment of debt	$—	$10,018	$(10,018)	*

*not meaningful
Interest Expense, Net
Interest expense, net decreased $5.1 million during the three months ended March 31, 2022 compared to the same period in the prior year primarily due to the full repayment of the revolving debt facility at Closing, resulting in lower interest expense.
Other Expense, Net
Other expense, net decreased by an immaterial amount during the three months ended March 31, 2022 compared to the same period in the prior year.
Gain on Fair Value Change, Net
The gain on fair value change, net during the three months ended March 31, 2022 was primarily related to changes in the fair value of our sponsor earn-out liability. The gain on fair value change, net during the three months ended March 31, 2021 was primarily related to changes in the fair value of our redeemable convertible preferred stock warrants prior to conversion to common stock.
Loss on extinguishment of debt
During the three months ended March 31, 2021, the Company recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision for Income Taxes
For the three months ended March 31, 2022 and 2021, the Company’s income tax expense was immaterial.
Liquidity and Capital Resources
As of March 31, 2022, we had $200.5 million in cash and cash equivalents and $169.0 million in working capital. The Company’s accumulated deficit totaled $2,339.7 million as of March 31, 2022. For the three months ended March 31, 2022, we had a net loss of approximately $82.4 million and negative cash flows from operations of approximately $71.3 million. In addition, for the three months ended March 31, 2021, we had a net loss of approximately $74.0 million and negative cash flows from operations of approximately $70.3 million. The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Quarterly Report on Form 10-Q.
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
Our total current liabilities as of March 31, 2022 are $96.3 million, including $17.3 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of March 31, 2022 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $1.5 million in operating and finance lease payments, $1.5 million in estimated settlements of warranty liabilities and $0.7 million for the next semi-annual payment on our Term Loan. In addition, as disclosed in Note 8 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, we have an agreement with one customer that could result in the issuance of cash for a promissory note in the amount of up to $10 million over the next 12 months.

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
Debt
Term Loan
As of March 31, 2022, we had $15.4 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of March 31, 2022, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $14.0 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of March 31, 2022, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of March 31, 2022, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(71,274)	$(70,338)
Net cash used in investing activities	(9,137)	(2,679)
Net cash provided by (used in) financing activities	$(134)	$516,245

Cash Flows from Operating Activities
Net cash used in operating activities was $71.3 million for the three months ended March 31, 2022. The most significant component of our cash used during this period was a net loss of $82.4 million adjusted for non-cash charges of $17.5 million related to stock-based compensation and $6.0 million related to depreciation and amortization, partially offset by the $4.4 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This loss was increased by net cash outflows of $8.3 million from changes in operating assets and liabilities, primarily due to a $5.2 million reduction in accrued expenses and other liabilities, including a $2.4 million reduction to loss accruals for work performed during the first quarter of 2022 and a $1.3 million reduction in warranty accruals primarily related to settlements in the first quarter of 2022, and a $3.5 million increase in inventory as a result of increased demand and timing of shipments.
Net cash used in operating activities was $70.3 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was a net loss of $74.0 million adjusted for non-cash charges of $10.5 million related to stock-based compensation, $7.0 million related to depreciation and amortization and the $7.4 million non-cash loss related to change in fair value of our redeemable convertible preferred stock warrant liability. This loss was increased by net cash outflows of $16.9 million from changes in operating assets and liabilities, primarily due to a $13.0 million reduction in accrued expenses and other liabilities, including a $14.5 million reduction in accrued interest related to the full repayment of the revolving debt facility at Closing, and a $4.7 million reduction in accounts payable due to timing of payments to our suppliers.
Cash Flows from Investing Activities
Net cash used in investing activities was $9.1 million and $2.7 million for the three months ended March 31, 2022 and 2021, which is due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, which was solely related to finance lease payments.
Net cash used in financing activities was $516.2 million for the three months ended March 31, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in Company’s 2021 Annual Report on Form 10-K filed on June 15, 2022 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. The Company has not made any changes in these critical accounting policies during the first three months of 2022.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's outstanding debt as of March 31, 2022, relates to a long-term note that bears no interest with an outstanding balance of $15.4 million and $1.0 million of financing lease obligations. The Company does not expect net income or cash flows to be significantly affected by changes in interest rates.

Foreign currency transaction gains and losses were not material to the Company’s results of operations for the quarter ended March 31, 2022. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
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

In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses in our internal control over financial reporting as of March 31, 2022, as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes during the quarter ended March 31, 2022 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 7 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. “Legal Proceedings” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for additional information.
Item 1A.     Risk Factors
Please refer to Part I, Item 1A. “Risk Factors” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included in Part I, Item 1A. “Risk Factors” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of March 31, 2022, 141,348 restricted stock units of the Director RSUs have vested.
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
Date: June 28, 2022
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: June 28, 2022
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)