Form 10-Q
period 2022-06-30
View, Inc.
filed 2022-08-09
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 4, 2022, 219,227,971 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Quarterly Report on Form 10-Q

Note Regarding Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by the COVID-19 pandemic, which has caused significant economic uncertainty. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 15, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$111,242	$281,081
Accounts receivable, net of allowances	31,012	30,605
Inventories	17,118	10,267
Prepaid expenses and other current assets	24,082	21,579
Total current assets	183,454	343,532
Property and equipment, net	265,482	268,401
Restricted cash	16,459	16,462
Right-of-use assets	19,841	21,178
Other assets	26,319	29,493
Total assets	$511,555	$679,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,538	$24,186
Accrued expenses and other current liabilities	56,508	59,456
Accrued compensation	9,516	9,508
Deferred revenue	7,904	11,460
Total current liabilities	83,466	104,610
Debt, non-current	13,225	13,960
Sponsor earn-out liability	1,485	7,624
Lease liabilities	21,346	22,997
Other liabilities	42,344	50,537
Total liabilities	161,866	199,728
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 219,227,971 and 219,195,971 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	2,772,256	2,736,647
Accumulated deficit	(2,422,589)	(2,257,331)
Total stockholders’ equity	349,689	479,338
Total liabilities and stockholders’ equity	$511,555	$679,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$16,316	$16,926	$33,328	$26,695
Costs and expenses:
Cost of revenue	39,531	49,610	80,093	85,789
Research and development	20,908	21,040	40,603	37,610
Selling, general, and administrative	40,755	34,633	83,714	56,333
Total costs and expenses	101,194	105,283	204,410	179,732
Loss from operations	(84,878)	(88,357)	(171,082)	(153,037)
Interest and other expense (income), net
Interest expense, net	69	316	266	5,619
Other expense (income), net	(187)	4,978	141	6,420
(Gain) loss on fair value change, net	(1,904)	2,065	(6,285)	(5,348)
Loss on extinguishment of debt	—	—	—	10,018
Interest and other expense (income), net	(2,022)	7,359	(5,878)	16,709
Loss before provision for income taxes	(82,856)	(95,716)	(165,204)	(169,746)
Provision for income taxes	30	4	54	9
Net and comprehensive loss	$(82,886)	$(95,720)	$(165,258)	$(169,755)

Net loss per share, basic and diluted	$(0.39)	$(0.45)	$(0.77)	$(1.26)
Weighted-average shares used in calculation of net loss per share, basic and diluted	214,253,209	212,116,112	214,242,768	134,240,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	219,196	$22	$2,736,647	$(2,257,331)	$479,338
Vesting of restricted stock units	—	—	26	—	—	—	—
Stock-based compensation	—	—	—	—	17,468	—	17,468
Net loss	—	—	—	—	—	(82,372)	(82,372)
Balances as of March 31, 2022	—	$—	219,222	$22	$2,754,115	$(2,339,703)	$414,434
Vesting of restricted stock units	—	—	6	—	—	—	—
Stock-based compensation	—	—	—	—	18,141	—	18,141
Net loss	—	—	—	—	—	(82,886)	(82,886)
Balances as of June 30, 2022	—	$—	219,228	$22	$2,772,256	$(2,422,589)	$349,689

Balances as of December 31, 2020	5,222,852	$1,812,678	73,483	$7	$89,782	$(1,914,353)	$(1,824,564)
Retroactive application of reverse recapitalization (Note 2)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted	121,431	$1,812,678	1,709	$—	$89,789	$(1,914,353)	$(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	72	—	382	—	382
Stock-based compensation	—	—	—	—	10,463	—	10,463
Net loss	—	—	—	—	—	(74,035)	(74,035)
Balances as of March 31, 2021	—	$—	217,077	$22	$2,666,308	$(1,988,388)	$677,942
Issuance of common stock upon exercise of stock options	—	—	4	—	31	—	31
Vesting of restricted stock units	—	—	35	—	—	—	—
Stock-based compensation	—	—	—	—	22,274	—	22,274
Net loss	—	—	—	—	—	(95,720)	(95,720)
Balances as of June 30, 2021	—	$—	217,116	$22	$2,688,613	$(2,084,108)	$604,527
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(165,258)	$(169,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,874	14,021
Loss on extinguishment of debt	—	10,018
Gain on fair value change, net	(6,285)	(5,348)
Stock-based compensation	35,609	32,737
Other	524	917
Changes in operating assets and liabilities:
Accounts receivable	(256)	(662)
Inventories	(6,851)	(1,812)
Prepaid expenses and other current assets	(644)	(3,421)
Other assets	1,972	(2,521)
Accounts payable	(8,724)	(3,378)
Deferred revenue	(3,556)	2,487
Accrued compensation	8	646
Accrued expenses and other liabilities	(11,661)	903
Net cash used in operating activities	(153,248)	(125,168)
Cash flows from investing activities:
Purchases of property and equipment	(12,147)	(5,820)
Disbursement of loan receivable	(1,589)	—
Net cash used in investing activities	(13,736)	(5,820)
Cash flows from financing activities:
Repayment of revolving debt facility	—	(257,454)
Repayment of other debt obligations	(735)	—
Payments of obligations under finance leases	(264)	(356)
Proceeds from issuance of common stock upon exercise of stock options	—	403
Proceeds from reverse recapitalization and PIPE financing	—	815,184
Payment of transaction costs related to reverse recapitalization	—	(41,655)
Net cash provided by (used in) financing activities	(999)	516,122
Net (decrease) increase in cash, cash equivalents, and restricted cash	(167,983)	385,134
Cash, cash equivalents, and restricted cash, beginning of period	297,543	74,693
Cash, cash equivalents, and restricted cash, end of period	$129,560	$459,827
Supplemental disclosure of cash flow information:
Cash paid for interest	$39	$19,329
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$2,674	$1,273
Conversion of redeemable convertible preferred stock to common stock	$—	$1,812,678
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$—	$7,267
Common stock issued in exchange for services associated with the reverse recapitalization	$—	$7,500
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Summary of Significant Accounting Policies
Organization
View, Inc. (f/k/a CF Finance Acquisition Corp. II) and its wholly-owned subsidiaries (collectively “View” or the “Company”), headquartered in Milpitas, California, is a technology company that manufactures smart building products intended to help improve people’s health, productivity, and experience, while simultaneously reducing energy consumption. View’s primary product is a proprietary electrochromic or “smart” glass panel that when combined with View’s proprietary network infrastructure and software, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa thereby reducing heat and glare. The Company is devoting substantially all of its efforts towards the manufacturing, sale and further development of its product platforms, and marketing of both custom and standardized product solutions.
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
For the three and six months ended June 30, 2022 and 2021, there was no difference between net loss and total comprehensive loss.
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
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and the cash flows for the six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,422.6 million as of June 30, 2022. For the six months ended June 30, 2022, we had a net loss of approximately $165.3 million and negative cash flows from operations of approximately $153.2 million. In addition, for the six months ended June 30, 2021, we had a net loss of approximately $169.8 million and negative cash flows from operations of approximately $125.2 million. Cash and cash equivalents as of June 30, 2022 was $111.2 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s continued existence is dependent upon its ability to obtain additional financing, enter into profitable sales contracts and generate sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.
The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations beyond November 2022. To address its cash needs, the Company continues to pursue additional sources of capital. If the Company is unable to obtain adequate capital resources to fund its obligations, the Company will formulate additional plans to extend cash availability beyond such date, including modifying our operations to reduce spending.
While the Company is seeking to raise additional capital beyond the Committed Equity Facility, as described further in Note 14, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of June 30, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the six months ended June 30, 2022, two customers represented greater than 10.0% of total revenue, each accounting for 16.9% and 16.6% of total revenue. For the six months ended June 30, 2021, three customers represented greater than 10.0% of total revenue, each accounting for 16.5%, 11.8% and 10.1% of total revenue. Three customers accounted for 40.8% of accounts receivable, net as of June 30, 2022, each accounting for 16.1%, 12.9% and 11.8%, respectively. Four customers accounted for 53.0% of accounts receivable, net as of December 31, 2021, each accounting for 15.2%, 13.3%, 12.8% and 11.8%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the six months ended June 30, 2022, each of three suppliers accounted for 20.0%, 19.1% and 14.2% of total purchases, respectively. For the six months ended June 30, 2021, one supplier accounted for 34.5% of total purchases.
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
Recent Accounting Pronouncements, Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company adopted this standard as of the first quarter of 2022 and the adoption did not have an impact on the condensed consolidated financial statements.
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
_______________________
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Products	$15,380	$16,814	$30,913	$26,525
Services	936	112	2,415	170
Total	$16,316	$16,926	$33,328	$26,695
View Smart Glass contracts to provide Controls, Software and Services (“CSS”) include the sale of both products and services. These services primarily relate to CSS installation and commissioning and are presented in the table above as Services. Also included within Services in the table above are revenues associated with extended or enhanced warranties. View Smart Glass contracts to provide insulating glass units (“IGUs”), View Smart Building Platform contracts and View Smart Building Technologies contracts relate to the sale of products.
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Smart Glass	$4,306	$11,580	$9,489	$19,795
Smart Building Platform	9,055	5,136	18,261	5,136
Smart Building Technologies	2,955	210	5,578	1,764
Total	$16,316	$16,926	$33,328	$26,695
During the three months ended June 30, 2022 and 2021, the Company recognized a total of zero and $12.2 million, respectively, for initial contract loss accruals and incurred $4.2 million and $2.9 million, respectively, of previously accrued losses which result in a decrease to the accrual. During the six months ended June 30, 2022 and 2021, the Company recognized a total of $2.5 million and $14.3 million, respectively, for initial contract loss accruals and incurred $8.2 million and $2.9 million, respectively, of previously accrued losses which result in a decrease to the accrual.
Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments were nil for both the three months ended June 30, 2022 and 2021. The cumulative catch-up adjustments were $0.8 million and nil for the six months ended June 30, 2022 and 2021, respectively.
The balance of estimated contract losses for work that had not yet been completed totaled $14.2 million and $20.7 million as of June 30, 2022 and December 31, 2021, respectively.
The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
United States	$14,825	$12,053	$31,109	$21,718
Canada	1,443	4,403	2,161	4,507
Other	48	470	58	470
Total	$16,316	$16,926	$33,328	$26,695
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of June 30, 2022 was $7.2 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that we have billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of June 30, 2022 and December 31, 2021 were $12.0 million and $11.5 million, respectively, and were included in other current assets. The increase in 2021 primarily relates to contract assets associated with View Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of June 30, 2022 and December 31, 2021 were $0.7 million and $0.7 million, respectively, and were included in other assets.
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
Revenue recognized during the three and six months ended June 30, 2022, which was included in the opening contract liability balance as of December 31, 2021 was $1.9 million and $4.2 million, respectively. Revenue recognized during the three and six months ended June 30, 2021, which was included in the opening contract liability balance as of December 31, 2020 was insignificant in both periods.
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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

indexed to the common stock of the Company. As of June 30, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,693	$—	$—	$87,693
Total cash equivalents	87,693	—	—	87,693
Restricted cash:
Certificates of deposit	—	18,318	—	18,318
Total assets measured at fair value	$87,693	$18,318	$—	$106,011

Sponsor earn-out liability	$—	$—	$1,485	$1,485
Private warrants liability	—	—	28	28
Total liabilities measured at fair value	$—	$—	$1,513	$1,513

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,500	$—	$—	$247,500
Total cash equivalents	247,500	—	—	247,500
Restricted cash:
Certificates of deposit	—	16,462	—	16,462
Total assets measured at fair value	$247,500	$16,462	$—	$263,962

Sponsor earn-out liability	$—	$—	$7,624	$7,624
Private warrants liability	—	—	174	174
Total liabilities measured at fair value	$—	$—	$7,798	$7,798
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-out Liability	Private Warrants
Balance as of December 31, 2021	$7,624	$174
Change in fair value	(6,139)	(146)
Balance as of June 30, 2022	$1,485	$28
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the (gain) loss on fair value change, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sponsor Earn-out Liability	$(1,846)	$2,118	$(6,139)	$(342)
Private Warrants	(58)	(53)	(146)	50
Redeemable Convertible Preferred Stock Warrants	—	—	—	(5,056)
(Gain) loss on fair value change, net	$(1,904)	$2,065	$(6,285)	$(5,348)
Valuation of Sponsor Earn-Out liability
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	June 30, 2022	December 31, 2021
Stock price	$1.62	$3.91
Expected volatility	62.25%	52.50%
Risk free rate	3.00%	1.12%
Expected term (in years)	3.7	4.2
Expected dividends	0%	0%
Current stock price: The stock price was based on the closing price as of the valuation date.
Expected volatility: The volatility rate of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation to estimate the implied volatility of the Public Warrants as such warrants are publicly traded.
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
Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2022	December 31, 2021
Stock price	$1.62	$3.91
Expected volatility	62.30%	52.50%
Risk free rate	2.99%	1.04%
Expected term (in years)	3.2	3.7
Expected dividends	0%	0%
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Cash	$23,549	$33,581
Cash equivalents	87,693	247,500
Cash and cash equivalents	111,242	281,081
Restricted cash included in prepaid expenses and other current assets	1,859	—
Restricted cash	16,459	16,462
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$129,560	$297,543
Accounts Receivable, Net of Allowances
During the three and six months ended June 30, 2022, the Company recorded a $0.2 million decrease in the allowance for credit losses related to receivables that were written-off. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $0.5 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $12.2 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively.
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
The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of June 30, 2022, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the six months ended June 30, 2022 and 2021.
Goodwill and Other Intangible Assets
From time to time, the Company makes acquisitions of companies related to existing, complementary, or new markets. During fiscal year 2021, the Company completed two acquisitions, which were immaterial to its financial position, results of operations and cash flows. There were no acquisitions completed in the six months ended June 30, 2022. Acquisition-related costs are included in general and administrative expenses in the consolidated statements of comprehensive loss and were nil for the six months ended June 30, 2022 and 2021.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no impairments of goodwill or intangible assets during the six months ended June 30, 2022 and 2021. Impairment of goodwill or intangible assets may result in the future from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results.
6.Product Warranties
The Company provides a standard assurance type warranty that its IGUs will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of CSS typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, as of June 30, 2022. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $5.7 million and $6.1 million as of June 30, 2022 and December 31, 2021, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $33.8 million and $36.2 million as of June 30, 2022 and December 31, 2021, respectively, related to these IGUs.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in warranty liabilities are presented below (in thousands):

	June 30, 2022	December 31, 2021
Beginning balance	$42,256	$47,678
Accruals for warranties issued	896	1,551
Changes to estimates of volume and costs	—	1,234
Settlements made	(3,644)	(8,207)
Ending balance	$39,508	$42,256
Warranty liability, current, beginning balance	$8,868	$8,864
Warranty liability, noncurrent, beginning balance	$33,388	$38,814
Warranty liability, current, ending balance	$8,576	$8,868
Warranty liability, noncurrent, ending balance	$30,932	$33,388
During the three months ended June 30, 2022 and 2021, the Company recorded a charge to Cost of revenues of $0.3 million and $0.4 million, respectively, related to adjustments to the warranty liability. During the six months ended June 30, 2022 and 2021, the Company recorded a charge to Cost of revenues of $0.9 million and $0.8 million, respectively, related to adjustments to the warranty liability.
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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of June 30, 2022 and December 31, 2021, the total value of the letters of credit issued by the bank is $17.1 million and $16.5 million, respectively. No amounts have been drawn under the standby letters of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws is limited to the total amount incurred by subcontractors contracted by the Company in relation to the project. The note is not a revolving facility, which means that outstanding amounts under the note that are repaid cannot be re-borrowed. The promissory note has a maturity date set at the fourth anniversary of the date of the first advance to the customer. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. As of June 30, 2022, the customer has drawn $1.6 million against the promissory note and is recorded in other assets on the condensed consolidated balance sheet.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The balance of the litigation settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Litigation settlement liability - current	$3,000	$—
Litigation settlement liability - non-current	5,312	7,834
Total litigation settlement liability	$8,312	$7,834
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
On April 13, 2022, the Company and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement (the “Plea Agreement”) resolving the prospect of claims and charges against the Company relating to all prior discharges of water into the POTW of DCRUA and Olive Branch without first obtaining a pretreatment permit. The principal terms of the settlement are:
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The balance of the environmental settlement liability is reflected on our condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Environmental settlement liability - current	$2,950	$2,950
Environmental settlement liability - non-current	2,000	2,000
Total environmental settlement liability	$4,950	$4,950
Litigation
From time to time, the Company is subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. The Company is also defendants in judicial and administrative proceedings involving matters incidental to our business. Legal expenses are expensed as incurred.
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
On July 15, 2022, Stadium Capital filed an amended complaint against View, Mulpuri, and Prakash; current and former View board members; Cantor Fitzgerald & Co. and related entities; officers and board members of CF II; and PricewaterhouseCoopers LLP. The action is brought on behalf of a putative class consisting of (i) all persons or entities who purchased or otherwise acquired View and/or CF II securities between November 30, 2020 and May 10, 2022, inclusive; (ii) all persons or entities who were holders of CF II Class A common stock as of the January 27, 2021 record date that were entitled to vote to approve the merger between View and CF II; and (iii) all persons or entities who purchased or otherwise acquired View securities pursuant or traceable to the Form S-4 Registration Statement filed by CF II on December 23, 2020. The amended complaint asserts claims under Sections 10(b) (and Rule 10b-5 thereunder), 14(a) (and Rule 14a-9 thereunder), and 20(a) of the Securities Exchange Act and Sections 11, 12, and 15 of the Securities Act.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The amended complaint alleges that certain defendants failed to disclose to investors that the Company’s warranty-related obligations and associated cost of revenue were materially false and misleading because they excluded expenses the Company incurred and expected to incur due to significant quality issues. The amended complaint alleges that certain defendants’ positive statements about the Company were false and materially misleading as a result, and that such statements caused the price of the Company’s stock to be inflated. The amended complaint alleges that class members were damaged when the price of the Company’s stock declined on the trading day following (1) August 16, 2021, when the Company announced an independent investigation concerning the adequacy of the Company’s previously disclosed warranty accrual, and (2) May 10, 2022, when the Company stated that management anticipated that it would be disclosing substantial doubt about the Company’s ability to continue as a going concern and that the Company’s cash position was $200.5 million at the end of Q1 2022. The amended complaint seeks unspecified compensatory damages and costs, including attorneys’ fees.
Pursuant to the current stipulated schedule, View, Prakash, and Mulpuri will file an answer or motion(s) to dismiss by September 13, 2022; Stadium Capital will file its opposition(s) to the motion(s) within 30 days of the filing of the motion(s) to dismiss; and View, Prakash, and Mulpuri will file any reply in support of the motion(s) to dismiss within 30 days of the filing of the opposition brief. The other defendants have not yet appeared.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2022.
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
On July 26, 2022, a different purported Company shareholder filed another verified stockholder derivative complaint (nominally on behalf of the Company) against Mulpuri, Gormly, Hughes, Leppert, Cosgrove, Picard, Larson-Green, and Prakash (Monteleone v. Mulpuri, et al. (No. 1:22-cv-00980, D. Del.)). The complaint asserts claims for violation of Sections 10(b) and 20(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment, and waste of corporate assets. The complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits. The complaint seeks unspecified damages and costs and unspecified restitution from defendants to the Company. The Monteleone action has been docketed as related to the Jacobson action.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2022.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Government Investigations
On November 9, 2021, the Company announced that it had voluntarily reported to the SEC that the Audit Committee of the Company’s Board of Directors was conducting an independent, internal investigation into the adequacy of the Company’s previously reported warranty accrual. In January 2022, the Company was informed that the SEC is conducting a formal investigation of this matter. The Company has cooperated with the SEC’s investigation and intend to continue doing so.
In June 2022, the U.S. Attorney’s Office for the Southern District of New York requested information related to this matter. The Company has cooperated with the U.S. Attorney’s Office in connection with these requests and intends to continue doing so.
Given the early stage of these matters, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2022.
8.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate	June 30, 2022	December 31, 2021
Term loan, due June 30, 2032	0%	$14,695	$15,430
Total debt		14,695	15,430
Debt, current		1,470	1,470
Debt, non-current		$13,225	$13,960
Principal payments on all debt outstanding as of June 30, 2022 are estimated as follows (in thousands):

Year Ending December 31,	Total
2022 (remaining six months)	$735
2023	1,470
2024	1,470
2025	1,470
2026	1,470
Thereafter	8,080
Total	$14,695
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
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of June 30, 2022, the Company was in compliance with these covenants.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
9.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2022, the Company had 219,227,971 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2022, no shares of View, Inc. Preferred Stock were issued and outstanding.
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
The Company may redeem the outstanding warrants, in whole and not in part, upon a minimum of thirty days’ prior written notice of redemption (“Redemption Period”). For purposes of the redemption, “Reference Value” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Private Warrants are identical to the Public Warrants except that the Private Warrants were not transferable, assignable, or salable until April 7, 2021. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, then such warrants will be redeemable by the Company and exercisable by the warrant holders on the same basis as the Public Warrants.
As of June 30, 2022, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants June 30, 2022 (As converted)	Number of Warrants December 31, 2021 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	38,749	45,207	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	366,666	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	16,666,637	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	1,000,000	$10.00	December 2031
	Total stock warrants	21,305,462	21,311,920
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
2021 Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of June 30, 2022, the Company had 22,217,714 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2021	27,582	$9.43	7.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(2,812)	9.41
Outstanding as of June 30, 2022	24,770	$9.44	6.5	$—
Options vested and expected to vest as of June 30, 2022	24,664	$9.44	6.5	$—
Exercisable as of June 30, 2022	20,243	$9.42	6.2	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of June 30, 2022 and December 31, 2021 was $1.62 and $3.91 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been issued or exercised under this plan in the six months ended June 30, 2022. The weighted-average grant date fair value per share of stock options granted was $4.38 for the six months ended June 30, 2021. The total grant date fair value of stock options vested was $16.2 million and $12.8 million during the six months ended June 30, 2022 and 2021, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $0.4 million.
As of June 30, 2022, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $18.1 million and is expected to be recognized over a weighted-average remaining service period of 1.7 years.
In addition to the time vested options above, as of June 30, 2022, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 8.7 years. As of June 30, 2022, the CEO Option Award had no intrinsic value.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the six months ended June 30, 2021. As of June 30, 2022, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $63.8 million and is expected to be recognized over a weighted-average remaining service period of 4.0 years.
The following table summarizes the activities for our outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	11,643	$6.14
Granted	—	—
Vested	(32)	7.81
Canceled	(811)	$6.28
Outstanding as of June 30, 2022	10,800	$6.12
The total grant date fair value of RSUs vested was $0.3 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $23.5 million and is expected to be recognized over a weighted-average remaining service period of 1.5 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuation
No options have been issued under this plan in the six months ended June 30, 2022. The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees under the plan in the six months ended June 30, 2021 were calculated using the Black-Scholes option-pricing models based on the following assumptions:

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
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

	CEO Option Award	Officer RSUs	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$345	$1,297	$708	$2,175
Research and development	1,486	2,628	1,555	3,543
Selling, general, and administrative	16,310	18,349	33,346	27,019
Total	$18,141	$22,274	$35,609	$32,737
12.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three and six months ended June 30, 2022 and 2021, the Company’s income tax expense was immaterial.
As our U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the three and six months ended June 30, 2022, the Company believes it is more likely than not that the tax

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and six months ended June 30, 2022 is due primarily to income taxes for foreign operations.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three and six months ended June 30, 2022, there have been no changes in the estimated uncertain tax benefits.
13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(82,886)	$(95,720)	$(165,258)	$(169,755)
Weighted-average shares outstanding, basic and diluted	214,253,209	212,116,112	214,242,768	134,240,831
Net loss per share, basic and diluted	$(0.39)	$(0.45)	$(0.77)	$(1.26)
As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the three and six months ended June 30, 2022, common stock equivalents consisted of stock options, restricted stock units and warrants. For the three and six months ended June 30, 2021, common stock equivalents consisted of stock options, restricted stock units and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Stock options to purchase common stock	24,770,305	29,587,210
Unvested restricted stock units	—	257,625
Warrants to purchase common stock	21,305,462	20,311,920
Total	46,075,767	50,156,755
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of June 30, 2022. The common stock equivalents subject to the CEO Option Award and the Officer RSUs, respectively, are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of June 30, 2022 and 2021, the thresholds for the CEO Option Award and the Officer RSUs have not been achieved, and 25,000,000 stock options for the CEO Option Award and 10,800,000 and 12,500,000 RSUs for the Officer RSUs, respectively, are outstanding.
14.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that, other than the two events disclosed below, no additional material subsequent events exist.

Common Stock Purchase Agreement
On August 8, 2022, the Company entered into common stock purchase agreements (the “Purchase Agreements”) with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option,

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements.
Sales of the View Shares under the Purchase Agreements, and the timing of any sales, will be determined by the Company from time to time at its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company regarding the use of proceeds from such sales. The net proceeds from any sales under the Purchase Agreements will depend on the frequency with, and prices at which the View Shares are sold to the Investors. The Company expects to use the proceeds from any sales under the Purchase Agreements for working capital and general corporate purposes.
Upon the initial satisfaction of the conditions to the Investors’ obligations to purchase View Shares set forth in the Purchase Agreements (the “Commencement”), including that a registration statement (the “Resale Registration Statement”) registering the resale of the View Shares under the Securities Act of 1933, as amended (the “Securities Act”), is declared effective by the U.S. Securities and Exchange Commission (the “SEC”) and the Investors are permitted to utilize the prospectus therein to resell all of the shares included in such prospectus, the Company will have the right, but not the obligation, from time to time at its sole discretion until the earliest of (i) the first day of the month next following the date that is 36-months after the effective date of the Resale Registration Statement, (ii) the date on which the Investors shall have purchased, in the aggregate, $100.0 million worth of shares pursuant to the Purchase Agreements, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on The Nasdaq Global Market or an alternative market and (iv) the date on which the Company commences a voluntary bankruptcy case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors, to direct the Investors to purchase View Shares as set forth in the Purchase Agreements, by delivering written notice to Cantor or Yorkville prior to 9:00 AM, Eastern Time, on any trading day, subject to maximum amount as set forth in the Purchase Agreements for each such trading day. The purchase price of the View Shares that the Company elects to sell pursuant to the Purchase Agreements will be 97% of the volume weighted average price of the Company’s common stock during the applicable purchase date, subject to adjustment if the Company delivers a purchase notice for a purchase in excess of 20% of the total volume of the Company’s common stock traded during the applicable purchase period.
The Company will not sell, and the Investors will not purchase, any View Shares pursuant to the Purchase Agreements, if the aggregate number of View Shares issued pursuant to the Purchase Agreements would exceed 19.99% of the voting power or number of shares of the Company’s common stock issued and outstanding immediately prior to the execution of the Purchase Agreements), subject to reduction as described in the Purchase Agreements, unless the Company obtains approval of its stockholders for the sale of View Shares in excess of such amount. In addition, the Company will not sell, and Cantor and Yorkville will not purchase, any View Shares pursuant to the Purchase Agreements, which, when aggregated with all other shares of the Company’s common stock then beneficially owned by such Investor and its affiliates, would result in, in the case of Cantor, the beneficial ownership by Cantor and its affiliates of more than 9.99% of the Company’s outstanding voting power or shares of the Company’s common stock, or in the case of Yorkville and its affiliates, would result in the beneficial ownership by Yorkville and its affiliates of more than 4.99% of the Company’s outstanding voting power or shares of the Company’s common stock.
On the date of the Commencement, the Company will issue to Cantor shares of the Company’s common stock with a value of $1.3 million (the “Commitment Fee”) as of the trading day prior to the filing of the Resale Registration Statement as consideration for its irrevocable commitment to purchase the View Shares upon the terms and subject to the satisfaction of the conditions set forth in its respective Purchase Agreement. In addition, pursuant to the Purchase Agreements, the Company agreed to reimburse Cantor for certain of its expenses. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company has agreed to register the resale of the View Shares and the shares constituting the Commitment Fee. The Purchase Agreements and the Registration Rights Agreement contain customary representations, warranties, conditions, and indemnification obligations by each party. The Purchase Agreements also provide that the representations and warranties of the Company (a) that are not qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct in all material respects as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct in all material respects as of such other date, and (b) that are qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct as of such other date. The Purchase Agreements also provide that the representations and warranties of the Company must be true and correct as described in (a) and (b) above as of

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

a date within three trading days following each time the Company files (i) an Annual Report on Form 10-K and certain Annual Reports on Form 10-K/A, (ii) a Quarterly Report on Form 10-Q, (iii) certain Current Reports on Form 8-K containing amended financial information and (iv) the Resale Registration Statement, any New Registration Statement (as defined in the Purchase Agreements) or any supplement or post-effective amendment thereto, subject to certain exceptions and in any event not more than once per calendar quarter. The representations, warranties and covenants contained in the Purchase Agreements and the Registration Rights Agreement were made only for purposes of the Purchase Agreements and the Registration Rights Agreement and as of specific dates, are solely for the benefit of the parties to such agreements and are subject to certain important limitations.
The Company has the right to terminate the Purchase Agreements at any time after the date of the Commencement, at no cost or penalty, upon three trading days’ prior written notice. The Investors have the right to terminate the Purchase Agreements upon three trading days’ prior written notice if, among other things, a Material Adverse Effect (as defined in the Purchase Agreements) has occurred and is continuing.
Compensation Committee Approval of Amendment to Officer RSUs
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the Officer RSUs under the 2021 Plan, which provides that, effective as of September 8, 2022, the market-based vesting conditions applicable to the Officer RSUs shall no longer be applicable, and the awards shall continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the Officer RSUs shall remain in full force and effect.
The Company will account for the Amendment as a modification of the original awards, and will recognize the incremental fair value of the modified award in excess of the original award over the remaining requisite service period, of which a portion will be immediately recognized during the third quarter of 2022 for the service that has been provided through the modification date.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of the Company's results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q included in Part I, Item 1, “Financial Statements (Unaudited)” and the consolidated financial statements and notes for the fiscal year ended December 31, 2021 included in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 15, 2022.
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
View’s Smart Building Platform enables other devices and smart building applications to be built and connected to the View smart building network. A few applications View has already built and deployed on its next generation network include:
•Transparent Displays: View Immersive Display. Integrated into the smart window and connected to the same network as the glass, Immersive Display allows users to turn their windows into the equivalent of an iPad or tablet — an interactive digital display that allows users a new way to digest multi-media content. Immersive Displays are large-format (55 inches and larger), digital, high-definition, interactive canvases that can be used to broadcast content, host video calls and display information and digital art to large groups of people, while maintaining a view of the outdoors through the window on which it is integrated.
•Personalized Health: View Sense. An integrated, enterprise-grade, secure, sensor module that monitors multiple environmental variables (e.g., CO2, Temperature, Volatile Organic Compounds, Humidity, Dust, Light, and Noise) to provide illustrative data and information to building management teams in order to improve building performance and enhance human health and comfort.
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
Today, View’s Smart Glass products are installed into over 40 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, View continues to sell smart windows through our Smart Glass offering and several individual smart building products through our Smart Building Technologies offerings.
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View

Smart Building Platform, a new offering beginning in 2021. For the three months ended June 30, 2022 and 2021, our revenue was $16.3 million and $16.9 million, respectively, representing period-over-period decline of 3.6%. For the six months ended June 30, 2022 and 2021, our revenue was $33.3 million and $26.7 million, respectively, representing period-over-period growth of 24.8%.
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
Technology Innovation
With more than 1,400 patents and patent filings and over 14 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. As we have since inception, we intend to continue making significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products, which will increase our differentiation in the market. In 2021 and 2020, we introduced a new suite of products to complement our market-leading smart glass and optimize the human experience while making buildings more intelligent. These products are collectively referred to under the umbrella brand name “The Smart Building Cloud”:
•View Net. Our next generation controls, software, and services (“CSS”), a cloud-connected, network infrastructure offering that powers View’s smart glass products and can incorporate and power other smart building devices from View and other companies. This high bandwidth data and low voltage power network serves as the backbone to an intelligent building platform and provides future-proofing by enabling the addition of new capabilities during a building’s lifetime.
•View Immersive Display. Our transparent, digital, interactive surface product that incorporates see-through, high definition displays directly onto the smart window.
•View Sense. Modules that provide the ability to measure and optimize light, humidity, temperature, air quality, dust, and noise to improve occupant wellness.
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
As of June 30, 2022, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. Refer to the Liquidity and Capital resources section below for further discussion. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.
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
Our View Smart Glass revenue primarily relies on securing design wins with end users of our products and services, which typically are the owners, tenants, or developers of buildings. We start the selling process by pitching the View Smart Glass benefits and business outcomes to the building owners, tenants, or developers. The pricing for a project is primarily driven by the make-up, size, shape, total units of the IGU, and associated CSS. The design win is typically secured through a non-binding agreement with the owners, tenants, or developers of the buildings. Once a design win is secured, we negotiate and enter into legally binding agreements with our Smart Glass customers (typically glaziers for the IGUs and LVEs or general contractors for CSS) to deliver the Smart Glass products and services.
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
View Smart Building Platform
Our View Smart Building Platform is a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization, and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. We enter into contracts to provide our View Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or the general contractor acting on behalf of our customers.
In contrast to the View Smart Glass product delivery method, we are the principal party responsible for delivering the fully integrated Smart Building Platform. In doing so, we take responsibility for all activities needed to fulfill the single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is our responsibility for performing an essential and significant service of integrating each of the inputs of its completed solution. These inputs include our smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by us to work on our behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted. Our integration services also include the activities of installing, commissioning, and testing the Smart Building Platform to enable the transfer of a complete and operational system. We also use subcontractors we select and hire for portions of the installation labor. Given that our responsibility is to provide the service of integrating each of the inputs into a single combined output, we control that output before it is transferred to the customer and accordingly, we are the principal in the arrangement and will recognize the entire arrangement fee as revenue, with any fees that we pay to our subcontractors recognized in our cost of revenue.
The pricing for a Smart Building Platform project is primarily driven by the make-up, size, shape, total units of the IGU, associated CSS, and costs associated with the management and performance of system design, fabrication, unitization, and installation efforts. We assume the risk of delivery and performance of the Smart Building Platform to our customer, and manage this through three key elements to ensure a pleasant end-user experience: 1) we have a contractual right and obligation to direct the activities of the subcontractors; 2) we perform quality inspections; and 3) we engage qualified personnel to protect the company’s interest and direct the actions of the subcontractors. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
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
View Smart Building Technologies
Our Smart Building Technologies offering includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. These products, collectively referred to under the umbrella name “The Smart Building Cloud”, include the View Secure Edge, View Remote Access, View Building Performance, and View Workplace Experience products related to our acquisition of ioTium and WorxWell during 2021. Our customers are typically the owners or tenants of buildings. Revenue generated from these products has not been material to date.

Some of our View Smart Building Technologies contracts offer software as a service pricing, which includes the use of our software applications, as a service, typically billed on a monthly or annual basis. Our contracts associated with these products, including implementation, support, and other services, represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service. Revenue on these services is recognized over the contract period. Revenue recognized for these contracts has not been material to date.
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
Interest Expense, Net
Interest expense, net consists primarily of interest paid on our debt facilities and amortization of debt discounts and issuance costs during the first quarter of fiscal year 2021, interest paid on our finance leases and interest received or earned on our cash and cash equivalents balances.

Other Expense (Income), Net
Other expense (income), net primarily consists of penalties we expect to incur for the proposed settlement of an environmental matter in 2021, and foreign exchange gains and losses.
(Gain) Loss on Fair Value Change, Net
Our Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in (gain) loss on fair value change, net in the condensed consolidated statements of comprehensive loss. The redeemable convertible preferred stock warrants were converted to common stock as a result of the Merger. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, which is the earlier of the exercise or expiration of the Warrants.
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
Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$16,316	100.0%	$16,926	100.0%	$33,328	100.0%	$26,695	100.0%
Costs and expenses:
Cost of revenue	39,531	242.3%	49,610	293.1%	80,093	240.3%	85,789	321.4%
Research and development	20,908	128.1%	21,040	124.3%	40,603	121.8%	37,610	140.9%
Selling, general, and administrative	40,755	249.8%	34,633	204.6%	83,714	251.2%	56,333	211.0%
Total costs and expenses	101,194	620.2%	105,283	622.0%	204,410	613.3%	179,732	673.3%
Loss from operations	(84,878)	(520.2)%	(88,357)	(522.0)%	(171,082)	(513.3)%	(153,037)	(573.3)%
Interest and other expense (income), net
Interest expense, net	69	0.4%	316	1.9%	266	0.8%	5,619	21.0%
Other expense (income), net	(187)	(1.1)%	4,978	29.4%	141	0.4%	6,420	24.0%
(Gain) loss on fair value change, net	(1,904)	(11.7)%	2,065	12.2%	(6,285)	(18.9)%	(5,348)	(20.0)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	10,018	37.5%
Interest and other expense (income), net	(2,022)	(12.4)%	7,359	43.5%	(5,878)	(17.6)%	16,709	62.6%
Loss before provision of income taxes	(82,856)	(507.8)%	(95,716)	(565.5)%	(165,204)	(495.7)%	(169,746)	(635.9)%
Provision for income taxes	30	0.2%	4	—%	54	0.2%	9	—%
Net and comprehensive loss	$(82,886)	(508.0)%	$(95,720)	(565.5)%	$(165,258)	(495.9)%	$(169,755)	(635.9)%

Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Smart Glass	$4,306	$11,580	$(7,274)	(62.8)%	$9,489	$19,795	$(10,306)	(52.1)%
Percentage of total revenue	26.4%	68.4%			28.5%	74.2%
Smart Building Platform	9,055	5,136	3,919	76.3%	18,261	5,136	13,125	255.5%
Percentage of total revenue	55.5%	30.3%			54.8%	19.2%
Smart Building Technologies	2,955	210	2,745	1,307.1%	5,578	1,764	3,814	216.2%
Percentage of total revenue	18.1%	1.2%			16.7%	6.6%
Total	$16,316	$16,926	$(610)	(3.6)%	$33,328	$26,695	$6,633	24.8%
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
United States	$14,825	$12,053	$2,772	23.0%	$31,109	$21,718	$9,391	43.2%
Percentage of total revenue	90.9%	71.2%			93.3%	81.4%
Canada	1,443	4,403	(2,960)	(67.2)%	2,161	4,507	(2,346)	(52.1)%
Percentage of total revenue	8.8%	26.0%			6.5%	16.9%
Other	48	470	(422)	(89.8)%	58	470	(412)	(87.7)%
Percentage of total revenue	0.3%	2.8%			0.2%	1.8%
Total	$16,316	$16,926	$(610)	(3.6)%	$33,328	$26,695	$6,633	24.8%
Our revenue totaled $16.3 million during the three months ended June 30, 2022, a 3.6% decrease from $16.9 million during the three months ended June 30, 2021. The decrease during the three months ended June 30, 2022 compared to the same period in the prior year was primarily due to a decrease in Smart Glass revenue due to the shift to the new View Smart Building Platform offering introduced in the second quarter of 2021 and timing of new projects, mostly offset by higher Smart Building Platform revenues and higher Smart Building Technologies revenue primarily driven by the ioTium products acquired in July 2021 and WorxWell products acquired in November 2021. In total, the Company’s revenue growth in the first half of 2022 was unfavorably impacted by project delays and challenges to win new projects during the Company’s restatement period.
Our revenue totaled $33.3 million during the six months ended June 30, 2022, a 24.8% increase from $26.7 million in the six months ended June 30, 2021. The increase in the six months ended June 30, 2022 compared to the same period in the prior year was primarily driven by a shift to the new View Smart Building Platform offering introduced in the second quarter of 2021 and new Smart Building Technologies products, including the products acquired in the second half of 2021. The decline in Smart Glass revenues in 2022 is attributable to our customer's decisions to select the Smart Building Platform offering rather than Smart Glass offering, as well as the timing of new Smart Glass projects.
Costs and Expenses
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Cost of revenue	$39,531	$49,610	$(10,079)	(20.3)%	$80,093	$85,789	$(5,696)	(6.6)%
Cost of revenue totaled $39.5 million, or 242.3% of net sales during the three months ended June 30, 2022, compared to $49.6 million, or 293.1% of net sales during the three months ended June 30, 2021. Cost of revenue totaled $80.1 million, or 240.3% of net sales, in the six months ended June 30, 2022, compared to $85.8 million, or 321.4% of net sales, in the six months ended June 30, 2021. The cost of revenue decreases as a percentage of revenues during these periods reflect the benefit of leveraging the minimum operating costs in the factory over higher revenues, favorable product mix across the three product offerings and lower levels of contract loss accruals.
The $10.1 million decrease in the cost of revenue in absolute dollars during the three months ended June 30, 2022 compared to the same period in the prior year was primarily driven by:

•a $12.2 million decrease in new contract loss accruals,
•approximately $3.0 million of lower levels of smart window product costs due to lower revenues,
•approximately $1.8 million lower materials costs due to favorable factory yields,
•a $1.3 million reduction to previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized, and
•a $1.0 million decrease in stock-based compensation expense.
These decreases were partially offset by:
•$5.3 million of increased subcontractor costs used for the delivery of the Smart Building Platform product,
•$3.6 million of higher levels of inventory impairments for raw materials and produced finished goods that were not sold at period end, and
•$1.7 million of increased factory operating costs as the Company scaled its factory capacity in the second half of 2021 resulting in higher costs in the first half of 2022 as compared to the first half of 2021.
The $5.7 million decrease in the cost of revenue in absolute dollars during the six months ended June 30, 2022 compared to the same period in the prior year was primarily driven by:
•a $11.8 million decrease in new contract loss accruals,
•a $5.3 million reduction to previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized,
•a $5.9 million reduction in post-installation customer support costs, primarily due to a $4.8 million charge recorded in the first half of 2021 in connection with specific performance obligations promised to customers in connection with IGU failures associated with the previously discussed quality issue,
•approximately $3.7 million of lower levels of smart window product costs due to lower revenues,
•approximately $2.8 million lower materials costs due to favorable factory yields,
•a $1.5 million decrease in stock-based compensation expense, and
•a cumulative catch-up adjustment to the previously recorded contract loss accrual of $0.9 million.
These decreases were partially offset by:
•$7.5 million of increased factory operating costs as the Company scaled its factory capacity in the second half of 2021 resulting in higher costs in the first half of 2022 as compared to the first half of 2021,
•$10.8 million of increased subcontractor costs used for the delivery of the Smart Building Platform product, and
•$9.3 million of higher levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
Cost of revenue for the three months ended June 30, 2022 and 2021 included $0.3 million and $1.3 million of stock-based compensation expense, respectively. Cost of revenue for the six months ended June 30, 2022 and 2021 included $0.7 million and $2.2 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Research and development	$20,908	$21,040	$(132)	(0.6)%	$40,603	$37,610	$2,993	8.0%
Research and development expenses decreased $0.1 million during the three months ended June 30, 2022 compared to the same period in the prior year, as increased spending on the enhancement of existing products and development of new products was offset by a reduction in depreciation expense for certain assets abandoned and written off in the second half of 2021 and lower levels of stock-based compensation expense. Research and development expenses increased $3.0 million during the six months ended June 30, 2022 compared to the same period in the prior year, primarily related to a $7.8 million increase due to higher headcount and spending on the enhancement of existing products and development of new products, partially offset by a $2.9 million decrease in depreciation expense and a $1.9 million decrease in stock-based compensation expense.

Research and development expenses for the three months ended June 30, 2022 and 2021 included $1.5 million and $2.6 million of stock-based compensation expense, respectively. Research and development expenses for the six months ended June 30, 2022 and 2021 included $1.6 million and $3.5 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Selling, general and administrative	$40,755	$34,633	$6,122	17.7%	$83,714	$56,333	$27,381	48.6%
Selling, general, and administrative expenses increased $6.1 million during the three months ended June 30, 2022 compared to the same period in the prior year, primarily due to an increase of approximately $6.7 million of legal, consulting and accounting expenses during the first quarter of 2022 associated with the audit and restatement of the Company's financial statements included in its recently filed Form 10-K and Form 10-Q/A, and other related work, partially offset by a $2.0 million decrease in stock-based compensation for CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger.
Selling, general, and administrative expenses increased $27.4 million during the six months ended June 30, 2022 compared to the same period in the prior year, primarily due to an increase of approximately $12.7 million of legal, consulting and accounting expenses during 2022 to assist in the restatement of the Company's financial statements included in its recently filed Form 10-K and Form 10-Q/A, and other related work, a $6.3 million increase in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger, a $4.5 million increase in employee compensation and benefits associated with an increase in headcount throughout fiscal year 2021, particularly as it relates to sales support for our growing business and additional finance resources necessary as a result of operating as a public company.
Selling, general, and administrative expenses for the three months ended June 30, 2022 and 2021 included $16.3 million and $18.3 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the six months ended June 30, 2022 and 2021 included $33.3 million and $27.0 million of stock-based compensation expense, respectively.
Interest and Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Interest expense, net	$69	$316	$(247)	(78.2)%	$266	$5,619	$(5,353)	(95.3)%
Other expense (income), net	(187)	4,978	(5,165)	(103.8)%	141	6,420	(6,279)	(97.8)%
(Gain) loss on fair value change, net	(1,904)	2,065	(3,969)	(192.2)%	(6,285)	(5,348)	(937)	17.5%
Loss on extinguishment of debt	$—	$—	$—	*	$—	$10,018	$(10,018)	*

*not meaningful
Interest Expense, Net
Interest expense, net decreased $0.2 million and $5.4 million during the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year primarily due to the full repayment of the revolving debt facility at Closing, resulting in lower interest expense.
Other Expense (Income), Net
Other expense (income), net decreased by $5.2 million and $6.3 million during the three and six months ended June 30, 2022, respectively, compared to the same period in the prior year primarily due to $5.0 million of penalties incurred during the three months ended June 30, 2021 in conjunction with the proposed settlement between View and the United States government to resolve claims and charges against View relating to its discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. See Note 7 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” for further discussion of this matter.
(Gain) loss on Fair Value Change, Net
The (gain) loss on fair value change, net during the three months ended June 30, 2022 and 2021, as well as the six months ended June 30, 2022 was primarily related to changes in the fair value of our Sponsor Earn-Out liability. The (gain) loss on fair value change, net during the six months ended June 30, 2021 also included the changes in the fair value of our redeemable convertible preferred stock warrants prior to their conversion in the first quarter of 2021.

Loss on extinguishment of debt
During the six months ended June 30, 2021, the Company recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision for Income Taxes
For the three and six months ended June 30, 2022 and 2021, the Company’s income tax expense was immaterial.
Liquidity and Capital Resources
As of June 30, 2022, we had $111.2 million in cash and cash equivalents and $100.0 million in working capital. The Company’s accumulated deficit totaled $2,422.6 million as of June 30, 2022. For the six months ended June 30, 2022, we had a net loss of approximately $165.3 million and negative cash flows from operations of approximately $153.2 million. In addition, for the six months ended June 30, 2021, we had a net loss of approximately $169.8 million and negative cash flows from operations of approximately $125.2 million. The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations beyond November 2022. To address its cash needs, the Company continues to pursue additional sources of capital. If the Company is unable to obtain adequate capital resources to fund its obligations, the Company will formulate additional plans to extend cash availability beyond such date, including modifying our operations to reduce spending.
While the Company is seeking to raise additional capital beyond the Committed Equity Facility, as described further in Note 14 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations and will increase the cost of capital due to interest payment requirements. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will impact the cost of debt financing.
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
Our total current liabilities as of June 30, 2022 are $83.5 million, including $13.7 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of June 30, 2022 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $1.0 million in operating and finance lease payments and $1.1 million in estimated settlements of warranty liabilities. In addition, as disclosed in Note 8 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, we have an agreement with one customer that could result in up to $8.4 million additional issuance of cash for a promissory note over the next 12 months.
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

Debt
Term Loan
As of June 30, 2022, we had $14.7 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of June 30, 2022, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $13.2 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of June 30, 2022, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of June 30, 2022, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(153,248)	$(125,168)
Net cash used in investing activities	(13,736)	(5,820)
Net cash provided by (used in) financing activities	$(999)	$516,122
Cash Flows from Operating Activities
Net cash used in operating activities was $153.2 million for the six months ended June 30, 2022. The most significant component of our cash used during this period was a net loss of $165.3 million adjusted for non-cash charges of $35.6 million related to stock-based compensation and $11.9 million related to depreciation and amortization, partially offset by the $6.3 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $29.7 million from changes in operating assets and liabilities, primarily due to a $11.7 million decrease in accrued expenses and other liabilities, including a $6.5 million reduction to loss accruals for work performed during fiscal year 2022 and a $2.8 million reduction in warranty accruals primarily related to settlements during fiscal year 2022, a $8.7 million decrease in accounts payable due to timing of payments to our suppliers, a $6.9 million increase in inventory as a result of increased demand and timing of shipments, and a $3.6 million decrease in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Net cash used in operating activities was $125.2 million for the six months ended June 30, 2021. The most significant component of our cash used during this period was a net loss of $169.8 million adjusted for non-cash charges of $32.7 million related to stock-based compensation, $14.0 million related to depreciation and amortization, and a loss on extinguishment of debt of $10.0 million, partially offset by $5.3 million non-cash loss related to change in fair value of our redeemable convertible preferred stock warrant liability. This cash outflow was increased further by $7.8 million from changes in operating assets and liabilities, primarily due to a $7.8 million increase in inventory, prepaid and other operating assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering and a $3.4 million decrease in accounts payable due to timing of payments to our suppliers, partially offset by a $2.5 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Cash Flows from Investing Activities
Net cash used in investing activities was $13.7 million and $5.8 million for the six months ended June 30, 2022 and 2021, respectively, which was due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2022, which was related to finance lease and long-term debt payments.
Net cash used in financing activities was $516.1 million for the six months ended June 30, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any material off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of June 30, 2022 and December 31, 2021, the total value of the letters of credit issued by the bank is $17.1 million and $16.5 million, respectively. No amounts have been drawn under the standby letters of credit.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in Company’s 2021 Annual Report on Form 10-K filed on June 15, 2022 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. The Company has not made any changes in these critical accounting policies during the first six months of 2022.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's outstanding debt as of June 30, 2022, relates to a long-term note that bears no interest with an outstanding balance of $14.7 million and $0.9 million of financing lease obligations. The Company does not expect net income or cash flows to be significantly affected by changes in interest rates.
Foreign currency transaction gains and losses were not material to the Company’s results of operations for the quarter ended June 30, 2022. To date, the Company has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
Item 4.     Controls and Procedures
This Quarterly Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission (“SEC”) rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified material weaknesses in our internal control over financial reporting as of June 30, 2022, as follows:
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
•We created a position of Vice President for Internal Audit reporting directly to the Audit Committee and are currently recruiting for this position.
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
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2022 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 7 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. “Legal Proceedings” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 for additional information.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes, and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of June 30, 2022, 146,973 restricted stock units of the Director RSUs have vested.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.     Other Information
None.

Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

3.2	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on July 22, 2022).

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
Date: August 9, 2022
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)