Form 10-Q
period 2022-09-30
View, Inc.
filed 2022-11-08
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 3, 2022, 221,505,840 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Quarterly Report on Form 10-Q

		Page No.
Note Regarding Forward Looking Statements		4

PART I. FINANCIAL INFORMATION		5

Item 1.	Financial Statements (Unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	9
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION		52

Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53

Signatures		56

Note Regarding Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by the COVID-19 pandemic and current economic uncertainty, including inflation and rising interest rates. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on June 15, 2022. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,272	$281,081
Accounts receivable, net of allowances	23,934	30,605
Inventories	17,852	10,267
Prepaid expenses and other current assets	34,529	21,579
Total current assets	127,587	343,532
Property and equipment, net	262,549	268,401
Restricted cash	16,444	16,462
Right-of-use assets	19,167	21,178
Other assets	27,186	29,493
Total assets	$452,933	$679,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,232	$24,186
Accrued expenses and other current liabilities	54,782	59,456
Accrued compensation	11,430	9,508
Deferred revenue	7,677	11,460
Total current liabilities	89,121	104,610
Debt, non-current	13,225	13,960
Sponsor earn-out liability	1,260	7,624
Lease liabilities	20,485	22,997
Other liabilities	41,068	50,537
Total liabilities	165,159	199,728
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 221,390,799 and 219,195,971 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	22	22
Additional paid-in capital	2,792,406	2,736,647
Accumulated deficit	(2,504,654)	(2,257,331)
Total stockholders’ equity	287,774	479,338
Total liabilities and stockholders’ equity	$452,933	$679,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$23,762	$18,884	$57,090	$45,579
Costs and expenses:
Cost of revenue	49,126	51,828	129,219	137,617
Research and development	15,554	36,314	56,157	73,924
Selling, general, and administrative	41,174	38,210	124,888	94,543
Total costs and expenses	105,854	126,352	310,264	306,084
Loss from operations	(82,092)	(107,468)	(253,174)	(260,505)
Interest and other expense (income), net
Interest expense, net	58	287	324	5,906
Other expense (income), net	118	(100)	259	6,320
Gain on fair value change, net	(226)	(13,078)	(6,511)	(18,426)
Loss on extinguishment of debt	—	—	—	10,018
Interest and other (income) expense, net	(50)	(12,891)	(5,928)	3,818
Loss before provision (benefit) for income taxes	(82,042)	(94,577)	(247,246)	(264,323)
Provision (benefit) for income taxes	23	(425)	77	(416)
Net and comprehensive loss	$(82,065)	$(94,152)	$(247,323)	$(263,907)

Net loss per share, basic and diluted	$(0.38)	$(0.44)	$(1.15)	$(1.64)
Weighted-average shares used in calculation of net loss per share, basic and diluted	214,775,043	212,154,820	214,422,143	160,497,517
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	219,196	$22	$2,736,647	$(2,257,331)	$479,338
Vesting of restricted stock units	26	—	—	—	—
Stock-based compensation	—	—	17,468	—	17,468
Net loss	—	—	—	(82,372)	(82,372)
Balances as of March 31, 2022	219,222	$22	$2,754,115	$(2,339,703)	$414,434
Vesting of restricted stock units	6	—	—	—	—
Stock-based compensation	—	—	18,141	—	18,141
Net loss	—	—	—	(82,886)	(82,886)
Balances as of June 30, 2022	219,228	$22	$2,772,256	$(2,422,589)	$349,689
Vesting of restricted stock units	4,050	—	—	—	—
Stock-based compensation	—	—	23,226	—	23,226
Shares withheld related to net share settlement of equity awards	(1,887)	—	(3,076)	—	(3,076)
Net loss	—	—	—	(82,065)	(82,065)
Balances as of September 30, 2022	221,391	$22	$2,792,406	$(2,504,654)	$287,774

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

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(247,323)	$(263,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,797	35,200
Loss on extinguishment of debt	—	10,018
Gain on fair value change, net	(6,511)	(18,426)
Stock-based compensation	58,835	55,207
Other	1,008	1,524
Changes in operating assets and liabilities:
Accounts receivable	6,693	(6,683)
Inventories	(7,585)	(3,272)
Prepaid expenses and other current assets	(11,090)	(7,254)
Other assets	2,616	(472)
Accounts payable	(2,803)	(2,226)
Deferred revenue	(3,783)	963
Accrued compensation	1,922	1,661
Accrued expenses and other liabilities	(13,977)	8,923
Net cash used in operating activities	(204,201)	(188,744)
Cash flows from investing activities:
Purchases of property and equipment	(14,396)	(15,419)
Disbursement under loan receivable (Note 7)	(5,160)	—
Acquisition, net of cash acquired	—	(4,938)
Net cash used in investing activities	(19,556)	(20,357)
Cash flows from financing activities:
Repayment of revolving debt facility (Note 8)	—	(257,454)
Repayment of other debt obligations	(735)	—
Payments of obligations under finance leases	(400)	(520)
Proceeds from issuance of common stock upon exercise of stock options	—	403
Proceeds from reverse recapitalization and PIPE financing (Note 2)	—	815,184
Payment of transaction costs related to reverse recapitalization (Note 2)	—	(41,655)
Taxes paid related to the net share settlement of equity awards (Note 9)	(3,076)	—
Net cash (used in) provided by financing activities	(4,211)	515,958
Net (decrease) increase in cash, cash equivalents, and restricted cash	(227,968)	306,857
Cash, cash equivalents, and restricted cash, beginning of period	297,543	74,693
Cash, cash equivalents, and restricted cash, end of period	$69,575	$381,550
Supplemental disclosure of cash flow information:
Cash paid for interest	$55	$19,366
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$1,569	$2,749
Conversion of redeemable convertible preferred stock to common stock	$—	$1,812,678
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$—	$7,267
Common stock issued in exchange for services associated with the reverse recapitalization	$—	$7,500
Common stock issued upon vesting of restricted stock units	$6,651	$539
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
For the three and nine months ended September 30, 2022 and 2021, there was no difference between net loss and total comprehensive loss.
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
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and the cash flows for the nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,504.7 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company had a net loss of approximately $247.3 million and negative cash flows from operations of approximately $204.2 million. In addition, for the nine months ended September 30, 2021, the Company had a net loss of approximately $263.9 million and negative cash flows from operations of approximately $188.7 million. Cash and cash equivalents as of September 30, 2022 was $51.3 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. The Company’s business will require significant amounts of capital to sustain operations and the Company will need to make the investments it needs to execute its long-term business plans.
The Company’s net cash outflow in the third quarter of 2022 decreased by $29.3 million when compared to the second quarter of 2022, from $89.3 million for the three months ended June 30, 2022 to $60.0 million for the three months ended September 30, 2022. In addition, as discussed further in Note 14, the Company entered into an agreement on October 25, 2022 resulting in the sale of $200.0 million aggregate principal amount of Convertible Senior Pay in Kind (“PIK”) Toggle Notes (the “Notes”), generating net proceeds of approximately $194 million. As of October 31, 2022, the Company had approximately $228 million in cash and cash equivalents on hand.
Due to the historical rate of cash outflows, the Company is not currently able to conclude that its existing cash and cash equivalents balance as of the date of this filing will be adequate to fund its forecasted operating costs and meet its obligations; the Company has therefore determined that there is substantial doubt about its ability to continue as a going concern. While the Company plans to continue to reduce cash outflow when compared to prior periods, the Company’s ability to fund its operating costs and meet its obligations beyond twelve months from the date of this filing is dependent upon its ability to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient operating cash flow. The Company is evaluating the impact of the Investment Tax Credit (“ITC”) available to its customers under the Inflation Reduction Act of 2022 (“IRA”) passed by Congress and signed into law on August 16, 2022 and the potential positive impact it may have on the future demand for the Company’s products and the Company’s objective of profitable operations.
If the Company is not able to achieve profitability prior to the depletion of its current cash and cash equivalents, it would be required to raise additional capital. While the Company has successfully raised additional capital during the current fiscal year, there can be no assurance that future necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds in the future by issuing equity securities, such as through the sale of the Company’s common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 9, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
If the Company is unable to obtain adequate capital resources to fund operations by attaining and maintaining profitable operations or raising additional capital, the Company would not be able to continue to operate the business pursuant to the Company’s current business plan, which would require the Company to modify its operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations and its ability to increase revenues, or the Company may be forced to discontinue its operations entirely.
Summary of Significant Accounting Policies
There have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report on Form 10-K.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of September 30, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the nine months ended September 30, 2022, two customers represented greater than 10.0% of total revenue, accounting for 16.2% and 15.5% of total revenue, respectively. For the nine months ended September 30, 2021, two customers represented greater than 10.0% of total revenue, accounting for 16.1% and 11.2% of total revenue, respectively. Four customers accounted for 50.8% of accounts receivable, net as of September 30, 2022, each accounting for 15.4%, 13.4%, 12.0%, and 10.0% of accounts receivable, net, respectively. Four customers accounted for 53.0% of accounts receivable, net as of December 31, 2021, accounting for 15.2%, 13.3%, 12.8% and 11.8% of accounts receivable, net, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the nine months ended September 30, 2022, each of four suppliers accounted for 26.7%, 12.9%, 11.2%, and 10.1% of total purchases, respectively. For the nine months ended September 30, 2021, one supplier accounted for 35.0% of total purchases.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
_______________________
1Includes CF II Class A stockholders of 50,000,000 and CF II Class B stockholders of 12,500,000.
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
The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Products	$21,548	$17,684	$52,461	$44,209
Services	2,214	1,200	4,629	1,370
Total	$23,762	$18,884	$57,090	$45,579
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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Smart Building Platform	$11,317	$9,876	$29,578	$15,012
Smart Glass	10,320	8,410	19,809	28,205
Smart Building Technologies	2,125	598	7,703	2,362
Total	$23,762	$18,884	$57,090	$45,579
During the three months ended September 30, 2022 and 2021, the Company recognized a total of $1.5 million and $10.3 million, respectively, for initial contract loss accruals and incurred $4.2 million and $4.6 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual. During the nine months ended September 30, 2022 and 2021, the Company recognized a total of $4.0 million and $24.5 million, respectively, for initial contract loss accruals and incurred $12.3 million and $7.5 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual.
Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments were $0.6 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The cumulative catch-up adjustments were $1.4 million and nil for the nine months ended September 30, 2022 and 2021, respectively.
The balance of estimated contract losses for work that had not yet been completed totaled $10.9 million and $20.7 million as of September 30, 2022 and December 31, 2021, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
United States	$21,743	$15,682	$52,852	$37,400
Canada	2,009	2,968	4,170	7,475
Other	10	234	68	704
Total	$23,762	$18,884	$57,090	$45,579
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of September 30, 2022 was $13.7 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months, which are among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that the Company has billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of September 30, 2022 and December 31, 2021 were $14.6 million and $11.5 million, respectively, and were included in other current assets. The increase in 2022 primarily relates to contract assets associated with View Smart Building Platform contracts, which commenced in 2021. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of September 30, 2022 and December 31, 2021 were $0.1 million and $0.7 million, respectively, and were included in other assets.
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
Revenue recognized during the three and nine months ended September 30, 2022, which was included in the opening contract liability balance as of December 31, 2021 was $1.3 million and $5.5 million, respectively. Revenue recognized during the three and nine months ended September 30, 2021, which was included in the opening contract liability balance as of December 31, 2020 was insignificant in both periods.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. As of September 30, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value.
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$27,921	$—	$—	$27,921
Total cash equivalents	27,921	—	—	27,921
Restricted cash:
Certificates of deposit	—	18,304	—	18,304
Total assets measured at fair value	$27,921	$18,304	$—	$46,225

Sponsor earn-out liability	$—	$—	$1,260	$1,260
Private warrants liability	—	—	27	27
Total liabilities measured at fair value	$—	$—	$1,287	$1,287

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$247,500	$—	$—	$247,500
Total cash equivalents	247,500	—	—	247,500
Restricted cash:
Certificates of deposit	—	16,462	—	16,462
Total assets measured at fair value	$247,500	$16,462	$—	$263,962

Sponsor earn-out liability	$—	$—	$7,624	$7,624
Private warrants liability	—	—	174	174
Total liabilities measured at fair value	$—	$—	$7,798	$7,798

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-out Liability	Private Warrants
Balance as of December 31, 2021	$7,624	$174
Change in fair value	(6,364)	(147)
Balance as of September 30, 2022	$1,260	$27
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
The following table summarizes the (gain) loss on fair value change, net (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sponsor Earn-out Liability	$(225)	$(12,771)	$(6,364)	$(13,113)
Private Warrants	(1)	(307)	(147)	(257)
Redeemable Convertible Preferred Stock Warrants	—	—	—	(5,056)
(Gain) loss on fair value change, net	$(226)	$(13,078)	$(6,511)	$(18,426)
Valuation of Sponsor Earn-Out liability
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	September 30, 2022	December 31, 2021
Stock price	$1.34	$3.91
Expected volatility	70.25%	52.50%
Risk free rate	4.20%	1.12%
Expected term (in years)	3.4	4.2
Expected dividends	0%	0%
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2022	December 31, 2021
Stock price	$1.34	$3.91
Expected volatility	70.25%	52.50%
Risk free rate	4.25%	1.04%
Expected term (in years)	2.9	3.7
Expected dividends	0%	0%
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
5.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Cash	$23,351	$33,581
Cash equivalents	27,921	247,500
Cash and cash equivalents	51,272	281,081
Restricted cash included in prepaid expenses and other current assets	1,859	—
Restricted cash	16,444	16,462
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$69,575	$297,543
Accounts Receivable, Net of Allowances
During the three and nine months ended September 30, 2022, the Company recorded an immaterial change in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $0.7 million and $0.7 million at September 30, 2022 and December 31, 2021, respectively.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $14.2 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Current contract assets	$14,634	$11,532
Short-term deposits	11,555	4,554
Prepaid expenses	5,347	5,478
Restricted cash	1,859	—
Other current assets	1,134	15
Total prepaid expenses and other current assets	$34,529	$21,579
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
The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of September 30, 2022, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the nine months ended September 30, 2022 and 2021.
Goodwill and Other Intangible Assets
From time to time, the Company makes acquisitions of companies related to existing, complementary, or new markets. During fiscal year 2021, the Company completed two acquisitions, which were immaterial to its financial position, results of operations and cash flows. There were no acquisitions completed in the nine months ended September 30, 2022. Acquisition-related costs are included in general and administrative expenses in the consolidated statements of comprehensive loss and were nil for the nine months ended September 30, 2022 and 2021.
There were no impairments of goodwill or intangible assets during the nine months ended September 30, 2022 and 2021. Impairment of goodwill or intangible assets may result in the future from significant changes in the manner of use of the acquired assets, negative industry or economic trends or significant underperformance relative to historical or projected operating results.
6.Product Warranties
The Company provides a standard assurance type warranty that its IGUs will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of CSS typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, as of September 30, 2022. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices. The total warranty liability included $6.4 million and $6.1 million as of September 30, 2022 and December 31, 2021, respectively, related to this standard assurance warranty.
In 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain IGUs. The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $32.0 million and $36.2 million as of September 30, 2022 and December 31, 2021, respectively, related to these IGUs.
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
Changes in warranty liabilities are presented below (in thousands):

	September 30, 2022	December 31, 2021
Beginning balance	$42,256	$47,678
Accruals for warranties issued	1,290	1,551
Changes to estimates of volume and costs	(116)	1,234
Settlements made	(5,055)	(8,207)
Ending balance	$38,375	$42,256
Warranty liability, current, beginning balance	$8,868	$8,864
Warranty liability, noncurrent, beginning balance	$33,388	$38,814
Warranty liability, current, ending balance	$8,883	$8,868
Warranty liability, noncurrent, ending balance	$29,492	$33,388
During the three months ended September 30, 2022 and 2021, the Company recorded a charge to Cost of revenue of $0.3 million and $0.4 million, respectively, related to adjustments to the warranty liability. During the nine months ended September 30, 2022 and 2021, the Company recorded a charge to Cost of revenue of $1.2 million and $1.2 million, respectively, related to adjustments to the warranty liability.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Because the maximum amounts associated with these agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. The Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations on the Company's condensed consolidated balance sheets.
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of September 30, 2022 and December 31, 2021, the total value of the letters of credit issued by the bank is $17.0 million and $16.5 million, respectively. No amounts have been drawn under the standby letters of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers, pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws is limited to the total amount incurred by subcontractors contracted by the Company in relation to the project. The promissory note is not a revolving facility, which means that outstanding amounts under the promissory note that are repaid cannot be re-borrowed. The promissory note has a maturity date of May 1, 2026. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. As of September 30, 2022, the customer has a balance of $5.2 million drawn against the promissory note, which is recorded in other assets on the condensed consolidated balance sheet.
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
The balances of the litigation settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Litigation settlement liability - current	$3,000	$—
Litigation settlement liability - non-current	5,550	7,834
Total litigation settlement liability	$8,550	$7,834
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The balances of the environmental settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Environmental settlement liability - current	$2,950	$2,950
Environmental settlement liability - non-current	2,000	2,000
Total environmental settlement liability	$4,950	$4,950
Litigation
From time to time, the Company is subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Some of these actions may be brought as class actions on behalf of a class or purported class of employees. The Company is also defendant in judicial and administrative proceedings involving matters incidental to the business. Legal expenses are expensed as incurred.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Securities Litigation
On August 18, 2021, plaintiff Asif Mehedi filed a putative securities class action in the United States District Court for the Northern District of California (Mehedi v. View, Inc. f/k/a CF Finance Acquisition Corp. II et al. (No. 5:21CV06374, N.D. Cal.)) alleging violations of the federal securities laws by the Company, Rao Mulpuri, and Vidul Prakash. On February 8, 2022, the Court appointed Stadium Capital LLC lead plaintiff and denied the competing motion of Sweta Sonthalia. The Ninth Circuit Court of Appeals denied Ms. Sonthalia’s petition for a writ of mandamus to vacate the lead plaintiff order.
On July 15, 2022, Stadium Capital filed an amended complaint against View, Mulpuri, and Prakash; certain current and former View board members; Cantor Fitzgerald & Co. and related entities; officers and board members of CF II; and PricewaterhouseCoopers LLP. The action is brought on behalf of a putative class consisting of (i) all persons or entities who purchased or otherwise acquired View and/or CF II securities between November 30, 2020 and May 10, 2022, inclusive; (ii) all persons or entities who were holders of CF II Class A common stock as of the January 27, 2021 record date that were entitled to vote to approve the merger between View and CF II; and (iii) all persons or entities who purchased or otherwise acquired View securities pursuant or traceable to the Form S-4 Registration Statement filed by CF II on December 23, 2020. The amended complaint asserts claims under Sections 10(b) (and Rule 10b-5 thereunder), 14(a) (and Rule 14a-9 thereunder), and 20(a) of the Securities Exchange Act and Sections 11, 12, and 15 of the Securities Act.
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
Defendants filed motions to dismiss on October 6, 2022. Pursuant to a stipulated schedule, Stadium Capital will file its opposition(s) to the motions by November 14, 2022; and Defendants will file any replies in support of the motions to dismiss by December 14, 2022. The motions are set for hearing on April 20, 2023.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2022.
Derivative Litigation
On December 6, 2021, a purported Company shareholder filed a verified stockholder derivative complaint (nominally on behalf of the Company) against Rao Mulpuri, Nigel Gormly, Harold Hughes, Tom Leppert, Toby Cosgrove, Lisa Picard, Julie Larson-Green, and Vidul Prakash (Jacobson v. Mulpuri, et al. (No. 1:21CV01719, D. Del.)). On May 24, 2022, plaintiff and purported Company stockholder Anil Damidi filed a verified stockholder derivative complaint (nominally on behalf of the Company) against the same defendants as in the Jacobson complaint: Mr. Mulpuri, Mr. Gormly, Mr. Hughes, Mr. Leppert, Mr. Cosgrove, Ms. Picard, Ms. Larson-Green, and Mr. Prakash. On July 26, 2022, plaintiff and purported Company stockholder James Monteleone filed a verified stockholder derivative complaint (nominally on behalf of the Company) against the same defendants as in the Jacobson and Damidi complaints: Mr. Mulpuri, Mr. Gormly, Mr. Hughes, Mr. Leppert, Mr. Cosgrove, Ms. Picard, Ms. Larson-Green, and Mr. Prakash.
On September 8, 2022, the Jacobson, Damidi, and Monteleone cases were assigned to Judge Gregory Williams. On September 30, 2022, Judge Williams entered the parties’ stipulation to (1) consolidate the three actions into In re View, Inc. Derivative Litigation, C.A. No, 21-1719-GBW (Consolidated), (2) appoint co-lead counsel for plaintiffs, and (3) stay all proceedings in the consolidated action until the Mehedi class action is dismissed in its entirety, with prejudice, and all appeals related thereto have been exhausted, or is resolved by settlement, or the motions to dismiss in the Mehedi class action are denied. Any party may request that the Court lift the stay upon good cause shown and bringing the matter to the Court’s attention.
The stipulation deems the Damidi complaint to be the operative complaint in the consolidated case until any amended complaint is filed. The Damidi complaint asserts claims for violation of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

seeks unspecified money damages, restitution, punitive damages, and costs (including attorneys’ fees and accountants’ and experts’ fees, costs, and expenses). The Damidi complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2022.
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
Given the early stage of these matters, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2022.
8.Debt
Debt outstanding consisted of the following (in thousands):

	Interest Rate	September 30, 2022	December 31, 2021
Term loan, due June 30, 2032	0%	$14,695	$15,430
Total debt		14,695	15,430
Debt, current		1,470	1,470
Debt, non-current		$13,225	$13,960
Principal payments on all debt outstanding as of September 30, 2022 are estimated as follows (in thousands):

Year Ending December 31,	Total
2022 (remaining three months)	$735
2023	1,470
2024	1,470
2025	1,470
2026	1,470
Thereafter	8,080
Total	$14,695
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
On October 22, 2020, the Company entered into an amended and restated debt arrangement with the lender. The amended and restated debt arrangement temporarily suspended the payments. Starting June 30, 2022, the Company is required to make semi-annual payments of $0.7 million due on June 30 and December 31 each year through June 30, 2032.
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

be delivered to the lender within 210 days of the Company’s fiscal year end. As of September 30, 2022, the Company was in compliance with these covenants.
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
9.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2022, the Company had 221,390,799 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2022, no shares of View, Inc. Preferred Stock were issued and outstanding.
Net Share Settlement of Equity Awards
During the three and nine months ended September 30, 2022, the Company withheld 1,887,172 shares with a fair value of $3.1 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. The shares were retired upon repurchase and returned to the unissued authorized capital of the Company. As of September 30, 2022, no shares of Treasury Stock were issued and outstanding.
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
Common Stock Purchase Agreement
On August 8, 2022, the Company entered into the Purchase Agreements with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option, to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements. As of September 30, 2022, the Investors have purchased zero shares under the Purchase Agreements.
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
Upon the initial satisfaction of the conditions to the Investors’ obligations to purchase View Shares set forth in the Purchase Agreements (the “Commencement”), including that a registration statement (the “Resale Registration Statement”) registering the resale of the View Shares under the Securities Act of 1933, as amended (the “Securities Act”), is declared effective by the SEC and the Investors are permitted to utilize the prospectus therein to resell all of the shares included in such prospectus, the Company will have the right, but not the obligation, from time to time at its sole discretion until the earliest of (i) the first day of the month next following the date that is 36-months after the effective date of the Resale Registration Statement, (ii) the date on which the Investors shall have purchased, in the aggregate, $100.0 million worth of shares pursuant to the Purchase Agreements, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on The Nasdaq Global Market or an alternative market and (iv) the date on which the Company commences a voluntary bankruptcy case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors, to direct the Investors to purchase View Shares as set forth in the Purchase Agreements, by delivering written notice to Cantor or Yorkville prior to 9:00 AM, Eastern Time, on any trading day, subject to maximum amount as set forth in the Purchase Agreements for each such trading day. The purchase price of the View Shares that the Company elects to sell pursuant to the Purchase Agreements will be 97% of the volume weighted average price of the Company’s common stock during the applicable purchase date, subject to adjustment if the Company delivers a purchase notice for a purchase in excess of 20% of the total volume of the Company’s common stock traded during the applicable purchase period.
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
On the date of the Commencement, the Company will issue to Cantor shares of the Company’s common stock with a value of $1.3 million (the “Commitment Fee”) as of the trading day prior to the filing of the Resale Registration Statement as consideration for its irrevocable commitment to purchase the View Shares upon the terms and subject to the satisfaction of the conditions set forth in its respective Purchase Agreement. In addition, pursuant to the Purchase Agreements, the Company agreed to reimburse Cantor for certain of its expenses. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company has agreed to register the resale of the View Shares and the shares constituting the Commitment Fee. The Purchase Agreements and the Registration Rights Agreement contain customary representations, warranties, conditions, and indemnification obligations by each party. The Purchase Agreements also provide that the representations and warranties of the Company (a) that are not qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct in all material respects as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct in all material respects as of such other date, and (b) that are qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

which case such representations and warranties must be true and correct as of such other date. The Purchase Agreements also provide that the representations and warranties of the Company must be true and correct as described in (a) and (b) above as of a date within three trading days following each time the Company files (i) an Annual Report on Form 10-K and certain Annual Reports on Form 10-K/A, (ii) a Quarterly Report on Form 10-Q, (iii) certain Current Reports on Form 8-K containing amended financial information and (iv) the Resale Registration Statement, any New Registration Statement (as defined in the Purchase Agreements) or any supplement or post-effective amendment thereto, subject to certain exceptions and in any event not more than once per calendar quarter. The representations, warranties and covenants contained in the Purchase Agreements and the Registration Rights Agreement were made only for purposes of the Purchase Agreements and the Registration Rights Agreement and as of specific dates, are solely for the benefit of the parties to such agreements and are subject to certain important limitations.
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
As of September 30, 2022, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

sheets. See Note 4 for a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 1,000,000 common stock warrants to the seller.
The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants September 30, 2022 (As converted)	Number of Warrants December 31, 2021 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	38,749	45,207	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	12,916	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	366,666	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	16,666,637	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	1,000,000	$10.00	December 2031
	Total stock warrants	21,305,462	21,311,920
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
2021 Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of September 30, 2022, the Company had 22,834,641 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
Pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 12,500,000 Officer RSUs (the “Officer RSUs”) for shares of Class A Common Stock of the Company and 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months. The Officer RSUs were subject to both time and market-based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the Officer RSUs remained in full force and effect.
The Company accounted for the Amendment as a modification of the original awards. The Company calculated the incremental compensation cost of $22.5 million as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification. For awards that were vested as of the modification date, the Company recognized $7.9 million of the incremental compensation cost immediately. For awards that were unvested as of the modification date, the sum of the remaining $14.6 million of the incremental compensation cost and the remaining unrecognized compensation cost of $21.2 million for the original awards on the modification date will be recognized over the remaining requisite service period of 2.4 years as of the modification date.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Entity ($)
1	2,500,000	$20.00
2	2,500,000	30.00
3	2,500,000	40.00
4	2,500,000	50.00
5	2,500,000	60.00
6	2,500,000	70.00
7	2,500,000	80.00
8	2,500,000	90.00
9	2,500,000	100.00
10	2,500,000	$110.00
The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2021	27,582	$9.43	7.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(3,429)	9.34
Outstanding as of September 30, 2022	24,153	$9.45	6.3	$—
Options vested and expected to vest as of September 30, 2022	24,116	$9.45	6.3	$—
Exercisable as of September 30, 2022	21,007	$9.42	6.1	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of September 30, 2022 and December 31, 2021 was $1.34 and $3.91 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been issued or exercised under this plan in the nine months ended September 30, 2022. The weighted-average grant date fair value per share of stock options granted was $4.38 for the nine months ended September 30, 2021. The total grant date fair value of stock options vested was $22.3 million and $18.9 million during the nine months ended September 30, 2022 and 2021, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $0.4 million.
As of September 30, 2022, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $12.1 million and is expected to be recognized over a weighted-average remaining service period of 1.9 years.
In addition to the time vested options above, as of September 30, 2022, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 8.4 years. As of September 30, 2022, the CEO Option Award had no intrinsic value.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the nine months ended September 30, 2021. As of September 30, 2022, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $59.1 million and is expected to be recognized over a weighted-average remaining service period of 3.8 years.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activities for the outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the nine months ended September 30, 2022:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value [1]
Outstanding as of December 31, 2021	11,643	$6.14
Granted	—	—
Vested	(4,082)	8.21
Canceled	(811)	6.28
Outstanding as of September 30, 2022	6,750	$8.21
_______________________
1The weighted average grant date fair value of the Officer RSUs that vested during the period and the Officer RSUs outstanding at September 30, 2022 is calculated as the sum of the grant date fair value per share of the original awards plus the incremental cost per share as of the date of the modification. The grant date fair value of the original Officer RSUs was $6.12 per share. The incremental cost of the Officer RSUs as of the date of modification, August 5, 2022, was $2.09 per share.
The total grant date fair value of RSUs vested was $33.5 million and $0.5 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $33.6 million and is expected to be recognized over a weighted-average remaining service period of 2.4 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.
Valuation
No options have been issued under this plan in the nine months ended September 30, 2022. The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees under the plan in the nine months ended September 30, 2021 were calculated using the Black-Scholes option-pricing models based on the following assumptions:

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
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs is determined by using the Monte Carlo Simulation valuation model and the assumptions below. The estimated grant date fair value of the Officer Options is determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	CEO Option Award	Officer RSUs (Prior to Modification on August 5, 2022)	Officer Options
Expected stock price	$9.19	$9.19	$9.19
Expected volatility	54.0%	56.0%	53.0%
Risk-free rate	1.59%	0.60%	1.07%
Expected terms (in years)	10.0	4.0	6.0
Expected dividends	0%	0%	0%
Discount for lack of marketability	20%	n/a	n/a
As noted above, the Officer RSUs were modified on August 5, 2022 to remove the market-based vesting condition; and therefore, the valuation assumptions above for the Officer RSUs only apply to the original awards. Refer above for further discussion of the impact of the modification.
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$418	$1,286	$1,126	$3,461
Research and development	2,032	2,670	3,587	6,213
Selling, general, and administrative	20,776	18,514	54,122	45,533
Total	$23,226	$22,470	$58,835	$55,207
12.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three and nine months ended September 30, 2022 and 2021, the Company’s income tax expense was immaterial.
As the Company’s U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the three and nine months ended September 30, 2022, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and nine months ended September 30, 2022 is due primarily to income taxes for foreign operations.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three and nine months ended September 30, 2022, there have been no changes in the estimated uncertain tax benefits.
In August 2022, the IRA and CHIPS and Science Act were passed by Congress and signed into law. The IRA introduced new provisions, including a 15 percent corporate alternative minimum tax for certain large corporations that have at least an average of $1.0 billion adjusted financial statement income over a consecutive three-tax-year period. The corporate minimum tax will be effective for fiscal 2023. The Company is currently evaluating the applicability and the effect of the new law to its financial results.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(82,065)	$(94,152)	$(247,323)	$(263,907)
Weighted-average shares outstanding, basic and diluted	214,775,043	212,154,820	214,422,143	160,497,517
Net loss per share, basic and diluted	$(0.38)	$(0.44)	$(1.15)	$(1.64)
As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the three and nine months ended September 30, 2022, common stock equivalents consisted of stock options, restricted stock units and warrants. For the three and nine months ended September 30, 2021, common stock equivalents consisted of stock options, restricted stock units and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2022	2021
Stock options to purchase common stock	24,153,378	29,159,417
Unvested restricted stock units	6,750,000	182,951
Warrants to purchase common stock	21,305,462	20,311,920
Total	52,208,840	49,654,288
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of September 30, 2022.
The common stock equivalents subject to the CEO Option Award are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of September 30, 2022 and 2021, the thresholds for the CEO Option Award have not been achieved, and 25,000,000 stock options for the CEO Option Award are outstanding.
Prior to the Amendment described further in Note 11, the common stock equivalents subject to the Officer RSUs were excluded from the anti-dilutive table, as the underlying shares were contingently issuable since the share price of the Company had not exceeded the specified thresholds. As of September 30, 2021, the thresholds for the Officer RSUs had not been achieved, and 12,500,000 RSUs of the Officer RSUs were outstanding. As of September 30, 2022, due to the Amendment, the underlying shares are no longer contingently issuable and 6,750,000 unvested Officer RSUs are included in the anti-dilutive table.
14.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that, other than the events disclosed below, no additional material subsequent events exist.
Private Placement of 6.00% / 9.00% Convertible Senior PIK Toggle Notes due 2027
Investment Agreement
On October 25, 2022, the Company entered into an Investment Agreement (the “Investment Agreement”) with the Purchasers (as defined in the Investment Agreement) relating to the sale by the Company to the Purchasers of $200.0 million aggregate principal amount of Convertible Senior PIK Toggle Notes due 2027 (the “Notes”). On October 26, 2022, the Company completed the sale to the Purchasers of the Notes pursuant to the Investment Agreement resulting in net proceeds of approximately $194 million, after deducting fees and estimated offering expenses.
The Notes are senior, unsecured obligations of the Company, bearing interest at a rate of 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through an increase in the principal amount of the

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes (“PIK Interest”). The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof. Any PIK Interest will be paid by issuing notes (“PIK Notes”) in the form of physical notes. Such PIK Notes will bear interest from and after the date of such PIK Interest payment. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2023. It is expected that the Notes will mature on October 1, 2027, unless redeemed, repurchased or converted in accordance with their terms prior to such date.
Subject to certain limitations, the Investment Agreement provides the Purchasers with certain registration rights for the shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), issuable upon conversion of the Notes and exercise of the Warrants (as defined below). The Notes are convertible at an initial conversion rate equal to 747.6636, subject to certain adjustments as provided in the Indenture. All conversions will be subject to an increased conversion rate in accordance with the Indenture, based on the Conversion Date (as defined in the Indenture).
The Company may not redeem the Notes prior to October 1, 2025. The Company may redeem the Notes in whole or in part, at its option, on or after October 1, 2025, and prior to the 41st scheduled trading day immediately preceding the maturity date, for cash at the applicable redemption price if the last reported sale price of the Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the applicable redemption notice.
In the event of a fundamental change, holders of the Notes will have the right to require the Company to repurchase all or a portion of their Notes at a price equal to 100% of the capitalized principal amount of Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Purchasers include affiliates of RXR, a party with which the Company has an existing commercial relationship and with which it has engaged in prior corporate transactions. The Chairman and CEO of RXR joined the Company’s Board of Directors in November 2022. As such, RXR has been identified as a related party. The Company has evaluated the relationship with RXR and determined that all previous transactions with the Purchasers were entered into in the ordinary course of business. All future transactions will be reviewed and approved as a related party transaction in accordance with the related party transaction approval process implemented by the Company. The Company analyzed the terms of all previous transactions with RXR and concluded that the terms represented transactions conducted at arm’s length. The Company recognized revenue from RXR of $1.4 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively, and $4.9 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company had no accounts receivables due from RXR and no accounts payable due to RXR as of September 30, 2022 and December 31, 2021.
Strategic Agreement & Warrant Agreements
On October 25, 2022, the Company and RXR FP Services LLC (“RXR FP”) entered into an Agreement for Strategic Planning and Consulting Services (the “Strategic Agreement”). Pursuant to the Strategic Agreement, RXR FP was appointed to render strategic planning and consulting services to the Company. In consideration of RXR FP’s performance of its obligations under the Strategic Agreement, the Company agreed to issue to RXR FP warrants (the “Warrants”) to purchase, in the aggregate, 9,511,128 shares of Common Stock. On October 25, 2022, the Company issued the Warrants to RXR FP pursuant to certain Common Stock Purchase Warrant Agreements (the “Warrant Agreements”).

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
Overview
Our Business
We are a leading smart buildings platform and technology company that transforms buildings to improve human health and experience, reduce energy consumption and carbon emissions, and generate additional revenue for building owners.
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
Our earlier generation products are described best as “smart glass,” which are primarily composed of three components that all work together to produce a solution:
•the insulating glass unit; which is either double or triple pane with a micrometer semiconductor (or electrochromic) coating;
•the network infrastructure; which is composed of the controllers, connectors, sensors, and cabling; and
•the software; which includes the predictive algorithms, artificial intelligence, remote management tools, and user-facing iOS and Android apps, to control the tint of the glass.
After we completed installations in a few hundred buildings, we identified an opportunity to use our network infrastructure and cabling as the backbone on which different smart and connected devices in a typical building could operate. We believe customers using View Smart Glass can leverage our network as their building’s operations technology infrastructure to reduce duplicative labor costs, reduce materials usage, provide better cyber security, improve visibility and management of connected devices, and future-proof the building through easy upgradability.
Recognizing the opportunity to significantly improve the human experience, energy performance and carbon footprint in buildings, and real estate operating costs through adoption of technology, we began selling a Smart Building Platform, which is a fully integrated smart window platform, to building owners starting in 2021. Concurrent with the commencement of the sales efforts, we also began hiring an extensive team of construction managers, project managers, and building specialists to enable us to work towards delivering the fully installed and integrated Smart Building Platform, which had historically been the responsibility of the general contractor’s glazing and low-voltage electrician (“LVE”) subcontractors.
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
•To elevate the window selection and purchase decision to a customer and decision maker that has a more global view of the project and is in a much better position to make an informed decision regarding all the benefits provided by our Smart Building Platform.
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
Our next generation, smart building network is designed as a scalable and open infrastructure in which the smart window is now another node of the network; in addition, the network is now equipped to host other connected devices and applications, from both View and third parties, as additional nodes on the network. The network has its own 48v direct current power and power-over-ethernet ports to incorporate other connected devices on a standard protocol. Also integrated into the network throughout the building is gigabit speed linear ethernet coaxial cable, as well as optical fiber. Computer processing is also built into the backbone of the network with x86 and ARM processing cores. The network also includes an operating system with capabilities to run third party applications and services, security protocol to protect buildings from cyberattacks, and several elements of a digital twin of the building. Our smart building network also hosts artificial intelligence and machine learning engines, which we developed, and also provides access to artificial intelligence and machine learning engines that are in the cloud. The exterior of the building is the largest in surface area. With the smart building network, the entire exterior of the building can be digitized. Activating the exterior through digitization creates multiple opportunities for building owners and occupants.
Our Smart Building Platform enables other devices and smart building applications to be built and connected to our smart building network. A few applications we have already built and deployed on our next generation network include:
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
Our R&D continues to focus on not only improving the smart glass product but also on continually bringing more smart building applications and capabilities to market, as well as collaborating with other industry partners to integrate their devices and applications with our smart building network, with the aim of making building occupants more comfortable, healthier, and more productive, making buildings more sustainable, and providing better information to building owners to streamline operations and reduce operating costs.
In terms of the value propositions to our customers, our earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass; it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage. Current scientific research supports that cognitive function and in turn, productivity goes up when building occupants are exposed to more natural light and comfortable workspaces; they sleep better, and they experience less eye strain, fewer headaches, and lower stress. In a study published in the International Journal of Environmental Health and Public Health in 2020, researchers at the University of Illinois and SUNY Upstate Medical University found that employees working next to View Smart Glass during the day slept 37 minutes longer each night, experienced half as many headaches, and performed 42% better on cognitive tests. The research was sponsored in part by View.
We also recognized that the new Smart Building Platform offering would potentially enable us to move ‘up’ the supply chain of the construction industry. Whereas our traditional offering placed us in the role of a supplier to subcontractors of the General Contractor (“GC”), the level of integration and oversight needed to ensure a quality installation and integration of the complete smart building platform is designed to incentivize building owners and GCs to engage directly with us, engaging us to assume the role of the prime contractor for the platform rather than supplier of subcomponent materials. This would also better position us to upsell additional goods and services to the building owners in the future, which could be more efficiently integrated into the smart building platform than with the traditional offering.
Today, our Smart Glass products are installed into over 40 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, we continue to sell smart windows through our Smart Glass offering and several individual smart building products through our Smart Building Technologies offerings. Across our combined product lines, our products are installed in 100 million square feet of buildings.
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View

Smart Building Platform, a new offering beginning in 2021. For the three months ended September 30, 2022 and 2021, our revenue was $23.8 million and $18.9 million, respectively, representing period-over-period growth of 25.8%. For the nine months ended September 30, 2022 and 2021, our revenue was $57.1 million and $45.6 million, respectively, representing period-over-period growth of 25.3%.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by Congress and signed into law by President Joe Biden. The IRA includes the implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate incentives, and other provisions. We are evaluating the impact of the Investment Tax Credit (“ITC”) available to our customers under the IRA, which is expected to bring the cost of our products to cost parity with conventional windows. We believe the ITC will increase demand for our products by reducing the net cost of our products to our customers. However, the impact of the ITC cannot be known with any certainty, and we may not recognize any or all of the expected benefits of the ITC.
The above growth strategies depend upon our ability to continue as a going concern. As discussed further in Note 14, we entered into an agreement on October 25, 2022 resulting in the sale of $200.0 million aggregate principal amount of Convertible Senior PIK Toggle Notes (the “Notes”). In addition, we implemented plans to reduce cash spend and increase cash collections during the third quarter of 2022, which resulted in a decrease of net cash outflow of $29.3 million, from $89.3 million for the three months ended June 30, 2022 to $60.0 million for the three months ended September 30, 2022. As of October 31, 2022, we had approximately $228 million in cash and cash equivalents. Due to the historical rate of cash outflows, we are not currently able to conclude that our existing cash and cash equivalents balance as of the date of this filing will be adequate to fund our forecasted operating costs and meet our obligations; we have therefore determined that there is substantial doubt about our ability to continue as a going concern. While we plan to continue to reduce cash outflow when compared to prior periods, our ability to fund our operating costs and meet our obligations beyond twelve months from the date of this filing is dependent upon our ability to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient operating cash flow. Our business will require significant amounts of capital to sustain operations and we will need to make the investments we need to execute these long-term business plans.
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
As of September 30, 2022, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million over the next four years with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.

Components of Results of Operations
Revenue
View Smart Glass
We generate revenue under our View Smart Glass offering from (i) the manufacturing and sale of IGUs that are coated on the inside with our proprietary technology and are designed, programmed, and built to customer specifications that include sizes for specific windows, skylights, and doors in specified or designated areas of a building and (ii) selling the CSS, which includes sky sensors, window controllers and control panels with embedded software, cables and connectors, that, when combined with the IGUs enable the IGUs to tint. Also included in CSS is a system design service, in which a design document is prepared to lay out the IGUs and CSS hardware for the building, as well as a commissioning service, in which the installed IGUs and CSS components are tested and tinting configurations are set by View. The glaziers and LVEs subcontracted by the end user are responsible for ensuring satisfactory adherence to the design document as the products are installed.
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
Our contracts to provide the CSS network infrastructure include the sale of electrical connections schema, sky sensors, window controllers and control panels with embedded software, cables and connectors, and professional services to provide a system We recognize revenue at a point in time upon shipment of the control panels and electrical components, and upon customer acceptance for the design and commissioning services, both of which have a relatively short period of time over which the services are provided.
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
In contrast to the View Smart Glass product delivery method, we are the principal party responsible for delivering the fully integrated Smart Building Platform. In doing so, we take responsibility for all activities needed to fulfill the single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is our responsibility for performing an essential and significant service of integrating each of the inputs of our completed solution. These inputs include our smart network infrastructure and IGUs, both of which are integrated into the window glazing system, which is fabricated by an unrelated subcontractor contracted by us to work on our behalf, as well as designing how the entire Smart Building Platform will be integrated and installed into the customer’s architectural specifications for the building that is being constructed or retrofitted. Our integration services also include the activities of installing, commissioning, and testing the Smart Building Platform to enable the transfer of a complete and operational system. We also use subcontractors we select and hire for portions of the installation labor. Given that our responsibility is to provide the service of integrating each of the inputs into a single combined output, we control that output before it is transferred to the customer and accordingly, we are the principal in the arrangement and will recognize the entire arrangement fee as revenue, with any fees that we pay to our subcontractors recognized in our cost of revenue.
The pricing for a Smart Building Platform project is primarily driven by the make-up, size, shape, total units of the IGU, associated CSS, and costs associated with the management and performance of system design, fabrication, unitization, and installation efforts. We assume the risk of delivery and performance of the Smart Building Platform to our customer, and manage this through three key elements to ensure a pleasant end-user experience: 1) we have a contractual right and obligation to direct the activities of the subcontractors; 2) we perform quality inspections; and 3) we engage qualified personnel to protect our interest and direct the actions of the subcontractors. The end product to the customer is a single-solution Smart Building

Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
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
Some of our View Smart Building Technologies contracts offer software as a service pricing, which includes the use of our software applications, as a service, typically billed on a monthly or annual basis. Our contracts associated with these products, including implementation, support, and other services, represent a single promise to provide continuous access to our software solutions and their processing capabilities in the form of a service. Revenue on these services is recognized over the contract period. Revenue recognized for these contracts has not been material to date.
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
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software, which are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. With the recent completion of certain projects and focus on operational efficiencies, we expect that our research and development expenses will begin to decrease as a percentage of revenue as our business grows.
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
We expect our selling, general, and administrative expenses to reflect an increase in absolute dollars for the full year of 2022, as we have scaled headcount to grow our presence in key geographies to support our customers and growing business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC and Nasdaq, legal, audit, higher expenses for directors and officer insurance, investor relations activities, and other administrative and professional services. In future periods, we expect our selling, general and administrative expenses to decline as a percentage of revenue as we have the infrastructure in place to support our growing business.
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
Provision (benefit) for Income Taxes
Our provision (benefit) for income taxes consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal and state deferred tax assets as we have concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$23,762	100.0%	$18,884	100.0%	$57,090	100.0%	$45,579	100.0%
Costs and expenses:
Cost of revenue	49,126	206.7%	51,828	274.5%	129,219	226.3%	137,617	301.9%
Research and development	15,554	65.5%	36,314	192.3%	56,157	98.4%	73,924	162.2%
Selling, general, and administrative	41,174	173.3%	38,210	202.3%	124,888	218.8%	94,543	207.4%
Total costs and expenses	105,854	445.5%	126,352	669.1%	310,264	543.5%	306,084	671.5%
Loss from operations	(82,092)	(345.5)%	(107,468)	(569.1)%	(253,174)	(443.5)%	(260,505)	(571.5)%
Interest and other expense (income), net
Interest expense, net	58	0.2%	287	1.5%	324	0.6%	5,906	13.0%
Other expense (income), net	118	0.5%	(100)	(0.5)%	259	0.5%	6,320	13.9%
Gain on fair value change, net	(226)	(1.0)%	(13,078)	(69.3)%	(6,511)	(11.4)%	(18,426)	(40.4)%
Loss on extinguishment of debt	—	—%	—	—%	—	—%	10,018	22.0%
Interest and other (income) expense, net	(50)	(0.2)%	(12,891)	(68.3)%	(5,928)	(10.4)%	3,818	8.4%
Loss before provision (benefit) of income taxes	(82,042)	(345.3)%	(94,577)	(500.8)%	(247,246)	(433.1)%	(264,323)	(579.9)%
Provision (benefit) for income taxes	23	0.1%	(425)	(2.3)%	77	0.1%	(416)	(0.9)%
Net and comprehensive loss	$(82,065)	(345.4)%	$(94,152)	(498.6)%	$(247,323)	(433.2)%	$(263,907)	(579.0)%

Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Smart Building Platform	$11,317	$9,876	$1,441	14.6%	$29,578	$15,012	$14,566	97.0%
Percentage of total revenue	47.6%	52.3%			51.8%	32.9%
Smart Glass	10,320	8,410	1,910	22.7%	19,809	28,205	(8,396)	(29.8)%
Percentage of total revenue	43.4%	44.5%			34.7%	61.9%
Smart Building Technologies	2,125	598	1,527	255.4%	7,703	2,362	5,341	226.1%
Percentage of total revenue	8.9%	3.2%			13.5%	5.2%
Total	$23,762	$18,884	$4,878	25.8%	$57,090	$45,579	$11,511	25.3%

The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
United States	$21,743	$15,682	$6,061	38.6%	$52,852	$37,400	$15,452	41.3%
Percentage of total revenue	91.5%	83.0%			92.6%	82.1%
Canada	2,009	2,968	(959)	(32.3)%	4,170	7,475	(3,305)	(44.2)%
Percentage of total revenue	8.5%	15.7%			7.3%	16.4%
Other	10	234	(224)	(95.7)%	68	704	(636)	(90.3)%
Percentage of total revenue	—%	1.2%			0.1%	1.5%
Total	$23,762	$18,884	$4,878	25.8%	$57,090	$45,579	$11,511	25.3%
Our revenue totaled $23.8 million during the three months ended September 30, 2022, a 25.8% increase from $18.9 million during the three months ended September 30, 2021. The increase during the three months ended September 30, 2022 compared to the same period in the prior year was primarily due to an increase in Smart Glass revenues driven by work completed in the third quarter of the current year associated with several larger projects, an increase in Smart Building Platform revenues driven by a shift to this new offering introduced in the second quarter of 2021, and an increase in Smart Building Technologies revenues primarily driven by the WorxWell products acquired in November 2021.
Our revenue totaled $57.1 million during the nine months ended September 30, 2022, a 25.3% increase from $45.6 million in the nine months ended September 30, 2021. The increase in the nine months ended September 30, 2022 compared to the same period in the prior year was primarily driven by a shift to the new View Smart Building Platform offering introduced in the second quarter of 2021 and new Smart Building Technologies products, including the products acquired in the second half of 2021. The decline in Smart Glass revenues in the first nine months of 2022 is attributable to our customer's decisions to select the newly offered Smart Building Platform offering rather than Smart Glass offering, as well as the timing of new Smart Glass projects.
Costs and Expenses
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Cost of revenue	$49,126	$51,828	$(2,702)	(5.2)%	$129,219	$137,617	$(8,398)	(6.1)%
Cost of revenue totaled $49.1 million, or 206.7% of net sales during the three months ended September 30, 2022, compared to $51.8 million, or 274.5% of net sales during the three months ended September 30, 2021. Cost of revenue totaled $129.2 million, or 226.3% of net sales, in the nine months ended September 30, 2022, compared to $137.6 million, or 301.9% of net sales, in the nine months ended September 30, 2021. The cost of revenue decreases as a percentage of revenues during these periods reflect the benefit of leveraging the minimum operating costs in the factory over higher revenues, favorable product mix across the three product offerings and lower levels of contract loss accruals.
The $2.7 million decrease in cost of revenue in absolute dollars during the three months ended September 30, 2022 compared to the same period in the prior year was primarily driven by:
•a $8.8 million decrease in new contract loss accruals,
•$1.4 million of lower levels of inventory impairments for raw materials, and
•a $0.9 million decrease in stock-based compensation expense.
These decreases were partially offset by:
•$5.7 million of increased subcontractor costs used for the delivery of the Smart Building Platform product,
•$1.0 million of increased smart window product costs associated with the higher revenues.
Factory operating costs were relatively flat for the third quarter of 2022 as compared to the third quarter of 2021, as favorable costs resulting from cost savings initiatives were mostly offset by higher production requirements.
The $8.4 million decrease in the cost of revenue in absolute dollars during the nine months ended September 30, 2022 compared to the same period in the prior year was primarily driven by:
•a $20.5 million decrease in new contract loss accruals,

•an increase of $4.8 million for the usage of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized,
•a $5.1 million reduction in post-installation customer support costs, primarily due to a $4.8 million charge recorded in the first half of 2021 in connection with specific performance obligations promised to customers in connection with IGU failures associated with the previously discussed quality issue,
•approximately $2.6 million of lower levels of smart window product costs due to lower revenues,
•approximately $2.8 million lower materials costs due to favorable factory yields,
•a $2.3 million decrease in stock-based compensation expense, and
•cumulative catch-up adjustments to reduce previously recorded contract loss accruals of $1.4 million.
These decreases were partially offset by:
•$7.5 million of increased factory operating costs as we scaled our factory capacity in the second half of 2021 resulting in higher costs in the first half of 2022 as compared to the first half of 2021,
•$16.4 million of increased subcontractor costs used for the delivery of the Smart Building Platform product due to higher volumes in the current year, and
•$7.9 million of higher levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
Cost of revenue for the three months ended September 30, 2022 and 2021 included $0.4 million and $1.3 million of stock-based compensation expense, respectively. Cost of revenue for the nine months ended September 30, 2022 and 2021 included $1.1 million and $3.5 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Research and development	$15,554	$36,314	$(20,760)	(57.2)%	$56,157	$73,924	$(17,767)	(24.0)%
Research and development expenses decreased $20.8 million during the three months ended September 30, 2022 compared to the same period in the prior year, primarily related to a $15.1 million reduction in depreciation expense primarily due to certain assets that were abandoned and written off in the third quarter of 2021. The remaining decrease related to $2.8 million reduction in costs for existing projects related to our IGU product and manufacturing processes which were completed prior to the third quarter of 2022 and $2.3 million reduction in costs for Smart Building Technology development and enhancement projects that have not been commercialized as part of planned cost reductions for cash conservation.
Research and development expenses decreased $17.8 million during the nine months ended September 30, 2022 compared to the same period in the prior year, primarily related to a $17.5 million reduction in depreciation expense for certain assets abandoned and written off in the second and third quarters of 2021 and a $2.6 million decrease in stock-based compensation expense, partially offset by a $2.5 million increase due to higher spending on the enhancement of existing products and development and enhancement of Smart Building Technology products.
Research and development expenses for the three months ended September 30, 2022 and 2021 included $2.0 million and $2.7 million of stock-based compensation expense, respectively. Research and development expenses for the nine months ended September 30, 2022 and 2021 included $3.6 million and $6.2 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Selling, general and administrative	$41,174	$38,210	$2,964	7.8%	$124,888	$94,543	$30,345	32.1%
Selling, general, and administrative expenses increased $3.0 million during the three months ended September 30, 2022 compared to the same period in the prior year, primarily due to $6.9 million of stock-based compensation expense recorded for the modification of Officer RSUs, offset by a $4.6 million decrease of stock-based compensation expense due to higher levels of amortization recognized in the prior year due to the required use of an accelerated amortization method, while other spending was held relatively flat.

Selling, general, and administrative expenses increased $30.3 million during the nine months ended September 30, 2022 compared to the same period in the prior year, primarily due to an increase of approximately $13.4 million of legal, consulting and accounting expenses during 2022 to assist in the restatement of the financial statements included in our recently filed Form 10-K and Form 10-Q/A, and other related work, a $8.6 million increase in stock-based compensation resulting from the CEO Option Awards, Officer RSUs and Officer Options granted as part of the Merger, and a $4.7 million increase in the first half of 2022 for employee compensation and benefits associated with an increase in headcount, particularly as it relates to sales support for our growing business and additional finance resources necessary as a result of operating as a public company.
Selling, general, and administrative expenses for the three months ended September 30, 2022 and 2021 included $20.8 million and $18.5 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the nine months ended September 30, 2022 and 2021 included $54.1 million and $45.5 million of stock-based compensation expense, respectively.
Interest and Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change ($)	Change (%)	2022	2021	Change ($)	Change (%)
Interest expense, net	$58	$287	$(229)	(79.8)%	$324	$5,906	$(5,582)	(94.5)%
Other expense (income), net	118	(100)	218	(218.0)%	259	6,320	(6,061)	(95.9)%
Gain on fair value change, net	(226)	(13,078)	12,852	(98.3)%	(6,511)	(18,426)	11,915	(64.7)%
Loss on extinguishment of debt	$—	$—	$—	*	$—	$10,018	$(10,018)	*

*not meaningful
Interest Expense, Net
Interest expense, net decreased $0.2 million and $5.6 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year primarily due to the full repayment of the revolving debt facility at Closing during the first quarter of 2021, resulting in lower interest expense.
Other Expense (Income), Net
Other expense (income), net did not fluctuate materially during the three months ended September 30, 2022 compared to the same period the prior year. Other expense, net decreased by $6.1 million during the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to $5.0 million of penalties incurred during the nine months ended September 30, 2021 in conjunction with the proposed settlement between View and the United States government to resolve claims and charges against View relating to our discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. See Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements (Unaudited)” for further discussion of this matter.
Gain on Fair Value Change, Net
The gain on fair value change, net during the three months ended September 30, 2022 and 2021, as well as the nine months ended September 30, 2022 was primarily related to changes in the fair value of our Sponsor Earn-Out liability. The gain on fair value change, net during the nine months ended September 30, 2021 also included the changes in the fair value of our redeemable convertible preferred stock warrants prior to their conversion in the first quarter of 2021.
Loss on extinguishment of debt
During the nine months ended September 30, 2021, we recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision for Income Taxes
For the three and nine months ended September 30, 2022 and 2021, our income tax expense was immaterial.
Liquidity and Capital Resources
As of September 30, 2022, we had $51.3 million in cash and cash equivalents and $38.5 million in working capital. Our accumulated deficit totaled $2,504.7 million as of September 30, 2022. For the nine months ended September 30, 2022, we had a net loss of approximately $247.3 million and negative cash flows from operations of approximately $204.2 million. In addition, for the nine months ended September 30, 2021, we had a net loss of approximately $263.9 million and negative cash flows from operations of approximately $188.7 million. As discussed further in Note 14, we entered into an agreement on October 25, 2022 resulting in the sale of $200.0 million aggregate principal amount of Notes. In addition, we implemented plans to reduce cash spend and increase cash collections during the third quarter of 2022, which resulted in a decrease of net cash outflow of $29.3 million, from $89.3 million for the three months ended June 30, 2022 to $60.0 million for the three months ended September 30, 2022. As of October 31, 2022, our cash and cash equivalents totaled approximately $228 million.
We have historically financed our operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, capital expenditures associated with our capacity expansion, the introduction of new products and the continuing market adoption of our products. Our business will require significant amounts of capital to sustain operations and we will need to make the investments we need to execute our long-term business plans.
Our total current liabilities as of September 30, 2022 are $89.1 million, including $10.4 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of September 30, 2022 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $1.0 million in operating and finance lease payments and $1.8 million in estimated settlements of warranty liabilities. In addition, as disclosed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, we have an agreement with one customer that could result in up to $4.8 million additional issuance of cash under a promissory note over the next 12 months.
Due to the historical rate of cash outflows, we are not currently able to conclude that our existing cash and cash equivalents balance as of the date of this filing will be adequate to fund our forecasted operating costs and meet our obligations; we have therefore determined that there is substantial doubt about our ability to continue as a going concern. While we plan to continue to reduce cash outflow when compared to prior periods, our ability to fund our operating costs and meet our obligations beyond twelve months from the date of this filing is dependent upon our ability to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient operating cash flow. We are evaluating the impact of the ITC available to our customers under the IRA passed by Congress and signed into law on August 16, 2022, which management expects to bring the cost of our products to cost parity with conventional windows. Management further expects a resulting increase in demand for our products, allowing us to leverage our minimum operating costs in the factory even further over higher revenues and make further progress towards our objective of profitable operations.
If we are not able to achieve profitability prior to the depletion of our current cash and cash equivalents, we would be required to raise additional capital. While we have successfully raised additional capital during the current fiscal year, there can be no assurance that future financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
If we are unable to obtain adequate capital resources to fund operations, either through attaining and maintaining profitable operations or raising additional capital, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely.
Debt
Term Loan
As of September 30, 2022, we had $14.7 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of September 30, 2022, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $13.2 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of September 30, 2022, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of September 30, 2022, we were in compliance with all covenants.

Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(204,201)	$(188,744)
Net cash used in investing activities	(19,556)	(20,357)
Net cash provided by (used in) financing activities	$(4,211)	$515,958
Cash Flows from Operating Activities
Net cash used in operating activities was $204.2 million for the nine months ended September 30, 2022. The most significant component of our cash used during this period was a net loss of $247.3 million adjusted for non-cash charges of $58.8 million related to stock-based compensation and $17.8 million related to depreciation and amortization, partially offset by the $6.5 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $28.0 million from changes in operating assets and liabilities, primarily due to a $12.1 million decrease in accrued compensation, expenses and other liabilities, including a $9.7 million reduction to loss accruals for work performed during fiscal year 2022 and a $3.9 million reduction in warranty accruals primarily related to settlements during fiscal year 2022, a $8.5 million increase in prepaid and other operating assets as a result of increases in deposits paid to our materials suppliers and increases in contract assets with customers, a $2.8 million decrease in accounts payable due to timing of payments to our suppliers, a $7.6 million increase in inventory as a result of increased demand and timing of shipments, and a $3.8 million decrease in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers. These changes were offset by a $6.7 million decrease in accounts receivable as a result of timing of collections.
Net cash used in operating activities was $188.7 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was a net loss of $263.9 million adjusted for non-cash charges of $55.2 million related to stock-based compensation, $35.2 million related to depreciation and amortization, and a loss on extinguishment of debt of $10.0 million, partially offset by $18.4 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $8.4 million from changes in operating assets and liabilities, primarily due to a $7.7 million increase in prepaid and other operating assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering, an increase of $6.7 million in accounts receivable as a result of increased revenue and timing of collections, a $3.3 million increase in inventory and a $2.2 million decrease in accounts payable due to timing of payments to our suppliers. These increases to cash outflows were offset by a $10.6 million increase in accrued compensation, expenses and other liabilities as a result of an increase in accruals for expenses also consistent with the growth of operations and a $1.0 million increase in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Cash Flows from Investing Activities
Net cash used in investing activities was $19.6 million and $20.4 million for the nine months ended September 30, 2022 and 2021, respectively, which was primarily due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities. In addition, net cash used in investing activities for the nine months ended September 30, 2022 included $5.2 million cash disbursement under a note receivable and net cash used in investing activities for the nine months ended September 30, 2021 included $4.9 million cash paid for acquisitions.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 2022, which was primarily related to the $3.1 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and long-term debt payments.
Net cash used in financing activities was $516.0 million for the nine months ended September 30, 2021, which was primarily due to proceeds related to the reverse recapitalization and PIPE offering of $773.5 million, net of transaction costs, partially offset by repayment in full of our revolving debt facility of $257.5 million.
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

During the course of business, our bank issues standby letters of credit on behalf of us to certain vendors and other third parties. As of September 30, 2022 and December 31, 2021, the total value of the letters of credit issued by the bank is $17.0 million and $16.5 million, respectively. No amounts have been drawn under the standby letters of credit.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1 of Notes to Consolidated Financial Statements in Company’s 2021 Annual Report on Form 10-K filed on June 15, 2022 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. We have not made any changes in these critical accounting policies during the first nine months of 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements, see Part I, Item 1, Note 1, “Organization and Summary of Significant Accounting Policies,” in our “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. Our outstanding debt as of September 30, 2022, relates to a long-term note that bears no interest with an outstanding balance of $14.7 million and $0.8 million of financing lease obligations. We do not expect net income or cash flows to be significantly affected by changes in interest rates.
Foreign currency transaction gains and losses were not material to our results of operations for the quarter ended September 30, 2022. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.
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
In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022. Nevertheless, based on a number of factors, including the completion of the Audit Committee’s investigation, our internal review that identified the need to restate our previously issued financial statements and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Form 10-K/A for the year ended December 31, 2021, management identified the following material weaknesses in our internal control over financial reporting that continue to exist as of September 30, 2022:
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
Remediation Plan
With oversight from the Audit Committee and input from the Chair of the Board, management has continued designing and implementing changes in processes and controls to remediate the material weaknesses described above and to enhance our internal control over financial reporting as follows:
•During the third quarter of 2022, we have redesigned and enhanced control activities in response to the risk of material misstatement for our significant business processes, including inventory, equity and derivative liabilities, warranty-related obligations, leasing arrangements, property, plant, and equipment, stock-based compensation, and period-end financial reporting.
•We are continuing the process of designing and implementing new control activities in response to the risk of material misstatement for our revenue and receivables business processes.
•With the assistance of an independent consultant, we performed a comprehensive assessment of our financial reporting risk areas, associated review processes and other controls and subsequently implemented enhancements to achieve accurate and timely reporting, including with respect to:
◦warranty reserve accounting and accuracy of the accrual at each reporting period including the adequacy of the statistical model projecting future estimated failures and the costs; and

◦existing disclosure committee structure, practices and charter, and the adequacy of its internal controls and processes.
•With the assistance of the independent consultant, we performed a comprehensive review of our existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis.
•Our new Chief Accounting Officer, who was hired in June 2021 with strong accounting expertise and audit experience, was appointed interim Chief Financial Officer on November 8, 2021 and permanent Chief Financial Officer on February 17, 2022.
•We created a position of Vice President for Internal Audit reporting directly to the Audit Committee and are currently recruiting for this position. In the interim, we have outsourced the assessment and testing of our internal control over financial reporting to an independent third party.
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
•Management has continued its efforts to establish or enhance specific processes and controls to provide reasonable assurance with respect to the accuracy and integrity of financial reporting. These efforts included:
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
•Management continues to invest in the design and implementation of additional and enhanced information technology systems, user applications and information technology general controls commensurate with the complexity of our business and financial reporting requirements, including the implementation of a tool used to monitor and assess segregation of duties conflicts in our enterprise resource planning system. It is expected that these investments and enhanced controls will improve the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing reliance on manual controls to detect and correct accounting and financial reporting inaccuracies.
•In connection with our annual training requirements, management will reemphasize our communications to all employees regarding the availability of our Ethics Hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Legal Department, and direct contact with our Chief Financial Officer or the Audit Committee.

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
Changes in Internal Control Over Financial Reporting
Other than the changes described above under “Remediation Plan”, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.     Risk Factors
The risk factors below should be read in conjunction with Part I, Item 1A. “Risk Factors” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022, which discusses the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included below and in Part I, Item 1A. “Risk Factors” of the Company's 2021 Annual Report on Form 10-K, filed June 15, 2022 should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q included in Part I, Item 1, “Financial Statements (Unaudited)”
The Notes and the Warrants are convertible into or exercisable for our Class A common stock, the issuance of which would increase the number of shares outstanding and eligible for future resale in the public market and would result in dilution to our stockholders.
As described elsewhere in this Quarterly Report on Form 10-Q, the Notes are convertible into shares of our Class A common stock. Similarly, the Warrants are exercisable for shares of our Class A common stock. The agreements pursuant to which the Notes and the Warrants were issued also provide the holders thereof with certain registration rights for the shares of Class A common stock issuable upon conversion or exercise thereof, including shares issuable upon conversion of the Notes if we were to elect the “payment-in-kind” option for the Notes for every interest payment date until maturity. In the event that the Notes are converted or the Warrants are exercised, additional shares of our Class A common stock would be issued, which would result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Notes may be converted or such Warrants may be exercised, could adversely affect the market price of our Class A common stock, and could have a material adverse impact on our business, financial condition and results of operations.
We have substantial indebtedness and may acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Any failure to comply with financial covenants in our debt agreements could result in such debt agreements being declared in default.
We have a significant amount of outstanding indebtedness following the completion of the sale of $200.0 million aggregate principal amount of our 6.00% / 9.00% Notes due 2027 on October 26, 2022, as described in Part I, Item 1, Note 14, “Subsequent Events,” in our “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report on Form 10-Q. Our substantial indebtedness could have significant effects and consequences on our business. For example, as part of the Strategic Agreement, we are now subject to a debt covenant that, among other things, prevents us from incurring certain debt in excess of $50 million principal amount (excluding the Notes and certain debt incurred prior to or outstanding as of the date of the Strategic Agreement) during the term of the Strategic Agreement without the prior consent of RXR FP, subject to certain exceptions. Additionally, among other things, our substantial indebtedness could:
(a)increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
(b)require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
(c)restrict us from taking advantage of business opportunities;
(d)make it more difficult to satisfy our financial obligations;
(e)place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
(f)limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.
Further, we may need to raise additional funding in the future to repay or refinance the Notes, potential future borrowings and our accounts payable, and as such, may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, or at all. If debt financing is available and obtained, our interest expense may increase and we may become subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained, it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes, and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of September 30, 2022, 146,973 restricted stock units of the Director RSUs have vested.
On March 8, 2021, the Company granted an aggregate amount of 12,500,000 restricted stock units for shares of Class A Common Stock of the Company to its executive officers. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. On November 9, 2021, 1,000,000 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company. On March 8, 2022, 700,000 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the Officer RSUs remained in full force and effect. As of September 30, 2022, 4,050,000 restricted stock units of the Officer RSUs have vested and 1,887,172 restricted stock units were withheld and retired in connection with tax withholding payments made by the Company on behalf of the Officers.
On October 25, 2022, the Company entered into the Investment Agreement, pursuant to which it agreed to sell $200.0 million in aggregate principal amount of the Notes, with the option to sell an additional $40.0 million Notes, to the Purchasers in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company is selling the Notes to the Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the Purchasers in the Investment Agreement. The Company is issuing the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by RXR FP in the Warrant Agreements.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.     Other Information
None.
Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

Exhibit No.	Description
3.2	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on July 22, 2022).

4.1+
Indenture, dated as of October 26, 2022, by and between View, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

4.2+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.2 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

4.3+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.3 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

4.4+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.4 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.1+
Investment Agreement, dated as of October 25, 2022, by and among View, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.2+
Agreement for Strategic Planning and Consulting Services, dated as of October 25, 2022, by and between View, Inc. and RXR FP Services LLC (incorporated by reference to Exhibit 10.2 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.3
Letter Agreement, dated as of October 26, 2022, by and between View, Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.3 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.4
Letter Agreement, dated as of October 26, 2022, by and among View, Inc., RXR FP Investor LP and RXR FP Investor II LP (incorporated by reference to Exhibit 10.4 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.5
Letter Agreement, dated as of October 26, 2022, by and between View, Inc. and RXR FP Services LLC (incorporated by reference to Exhibit 10.5 to View, Inc.’s Current Report on Form 8-K filed on October 27, 2022).

10.6+
Primary Common Stock Purchase Agreement, dated as of August 8, 2022, by and between View, Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.1 to View, Inc.’s Current Report on Form 8-K filed on August 9, 2022).

10.7+
Standby Common Stock Purchase Agreement, dated as of August 8, 2022, by and between View, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to View, Inc.’s Current Report on Form 8-K filed on August 9, 2022).

10.8+
Registration Rights Agreement, dated as of August 8, 2022, by and among View, Inc., CF Principal Investments LLC and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to View, Inc.’s Current Report on Form 8-K filed on August 9, 2022).

10.9^
Form of First Amendment to the Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the View, Inc. 2021 Equity Incentive Plan (Executive RSUs) (incorporated by reference to Exhibit 10.4 to View, Inc.’s Current Report on Form 8-K filed on August 9, 2022).

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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith
+    Schedules to exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^    Denotes a management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

View, Inc.
Date: November 8, 2022
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)