Form 10-K
period 2022-12-31
View, Inc.
filed 2023-03-31
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022 was $153.5 million based on the closing sale price of the ordinary shares on that date, as reported by the Nasdaq Global Select Market.
As of March 27, 2023, 240,740,922 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Annual Report on Form 10-K

Note Regarding Forward Looking Statements
Certain statements included in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Annual Report on Form 10-K. You should carefully consider the factors and the other risks and uncertainties described in Part I, Item 1A of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

Summary of Risks Affecting Our Business
Our business is subject to a number of risks, which are discussed more fully under the heading “Risk Factors” in this Annual Report on Form 10-K. These risks include the following:
Risks Related to Liquidity, SEC and Nasdaq Global Market (“Nasdaq”) Compliance
•We have determined that there is substantial doubt about our ability to continue as a going concern, as our continued existence is dependent upon our ability to raise additional capital through outside sources.
•We are seeking approval of a reverse stock split of our Class A common stock for the purpose of maintaining the listing of our stock on Nasdaq and there can be no assurance that we will obtain stockholder approval or the reverse stock split may not have the desired result.
•Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
Risks Related to the Investigation, Restatement, and Internal Control Over Financial Reporting
•We have restated our consolidated financial statements for prior annual and interim periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, which has resulted in stockholder litigation, may result in additional litigation in the future and may reduce customer confidence in our ability to complete new contract opportunities.
•We have identified deficiencies in our internal control over financial reporting resulting in material weaknesses and the conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain effective internal control over financial reporting, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, which could cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
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
Risk Factors Relating to Our Business and Industry
•Our limited operating history and history of financial losses make evaluating our business and future prospects difficult and may increase the risk of your investment.
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
•Increases in cost of materials, including glass and semiconductor chips, have and could continue to harm our business.
•The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.
•We have yet to achieve positive operating cash flow and there can be no assurance that we will be able to generate positive cash flow from operations in the future.

•Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
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
•If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.
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
•We are continuously expanding and improving our information technology systems and security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted, and our operating results and reputation could be harmed.
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

PART I

Item 1. Business
Corporate History and Background
We are a former blank check company incorporated on September 27, 2019, under the name CF Finance Acquisition Corp. II (“CF II”) as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On March 8, 2021 (the “Closing Date”), CF II consummated the previously announced merger pursuant to an Agreement and Plan of Merger, dated November 30, 2020 (the “Merger Agreement”), by and among CF II, PVMS Merger Sub, Inc., a Delaware corporation and wholly owned-subsidiary of CF II (“Merger Sub”), and View, Inc. (hereinafter referred to as “Legacy View”). Pursuant to the Merger Agreement, a business combination between CF II and Legacy View was affected through the merger of Merger Sub with and into Legacy View (the “Business Combination”), with Legacy View surviving as the surviving company and as a wholly-owned subsidiary of CF II (the “Merger” and collectively with the other transactions described in the Merger Agreement, the “Transactions”). On the Closing Date, CF II changed its name from CF Finance Acquisition Corp. II to View, Inc. and Legacy View changed its name to View Operating Corporation. Our Class A Common Stock and Public Warrants are listed on the Nasdaq under the symbols “VIEW” and “VIEWW”, respectively.
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
Recognizing the opportunity to significantly improve the human experience, energy performance and carbon footprint in buildings, and real estate operating costs through adoption of technology, we began selling a Smart Building Platform, which is a fully integrated smart window platform, to building owners starting in 2021. Concurrent with the commencement of the sales efforts, we began hiring a team of construction managers, project managers, and building specialists to enable us to work towards delivering the fully installed and integrated Smart Building Platform, which had historically been the responsibility of the general contractor’s glazing and low voltage electrician (“LVE”) subcontractors.

The Smart Building Platform includes end-to-end design and deployment services, and also enables next generation Smart Building Technologies. We began offering our Smart Building Platform for the following strategic reasons:
•To optimize the design, aesthetics, energy performance and cost of the entire smart façade (or digital skin) of the building, rather than just one component (smart glass), thus benefiting both customers and us.
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
Our next generation, smart building network is designed as a scalable and open infrastructure in which the smart window is now another node of the network; in addition, the network is now equipped to host other connected devices and applications, from both us and third parties, as additional nodes on the network. The network has its own 48v direct current power and power-over-ethernet ports to incorporate other connected devices on a standard protocol. Also integrated into the network throughout the building is gigabit speed linear ethernet coaxial cable, as well as optical fiber. Computer processing is also built into the backbone of the network with x86 and ARM processing cores. The network also includes an operating system with capabilities to run third party applications and services, security protocol to protect buildings from cyberattacks, and several elements of a digital twin of the building. Our smart building network also hosts artificial intelligence and machine learning engines, which we developed, and also provides access to artificial intelligence and machine learning engines that are in the cloud. The exterior of the building is the largest in surface area. With the smart building network, the entire exterior of the building can be digitized. Activating the exterior through digitization creates multiple opportunities for building owners and occupants.
This next generation, smart building network enables other devices and smart building applications to be built and connected to our smart building network. A few applications we have already built and deployed on our next generation network include:
Transparent Displays: View Immersive Display. Integrated into the smart window and connected to the same network as the glass, Immersive Display allows users to turn their windows into the equivalent of an iPad or tablet—an interactive digital display that allows users a new way to digest multi-media content. Immersive Displays are large-format (55 inches and larger), digital, high-definition, interactive canvases that can be used to broadcast content, host video calls and display information and digital art to large groups of people, while maintaining a view of the outdoors through the window on which it is integrated.
Personalized Health: View Sense. An integrated, enterprise-grade, secure, sensor module that monitors multiple environmental variables (e.g., CO2, Temperature, Volatile Organic Compounds, Humidity, Dust, Light, and Noise) to provide illustrative data and information to building management teams in order to improve building performance and enhance human health and comfort.
Our R&D continues to focus on not only improving the smart glass product but also on bringing more smart building applications and capabilities to market, as well as collaborating with other industry partners to integrate their devices and applications with our smart building network, with the aim of making building occupants more comfortable, healthier, and more productive, making buildings more sustainable, and providing better information to building owners to streamline operations and reduce operating costs.
In terms of the value propositions to our customers, our earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass, but it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage.
We also recognized that the new Smart Building Platform offering would enable the company to move ‘up’ the supply chain of the construction industry. Whereas our traditional offering placed us in the role of a supplier to subcontractors of the General Contractor (“GC”), the level of integration and oversight needed to ensure a quality installation and integration of the complete smart building platform is designed to incentivize building owners and GCs to engage directly with us, engaging us to assume the role of the prime contractor for the platform rather than supplier of subcomponent materials. This has also better positioned us to upsell additional goods and services to the building owners in the future, which could be more efficiently integrated into the smart building platform than with the traditional offering.

Today, our Smart Glass products are installed into over 48 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, we continue to sell smart windows through our Smart Glass offering and several, individual smart building products through our Smart Building Technologies offerings. Across our combined product lines, our products are installed in over 100 million square feet of buildings.
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
View Smart Building Platform
View Smart Building Platform is a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, any combination of View Smart Building Technologies, and installation of the completed smart glass windows and CSS components into a fully installed Smart Building Platform. The Smart Building Platform utilizes our View Net infrastructure to enable smart building applications, such as our Smart Glass, for which each IGU is a separate node on the network. Customers also have the option to integrate any of our View Smart Building Technologies product offerings, as more fully described further below, as additional nodes on the smart building network and tailored to the customer’s specific needs depending upon their desired smart building functionality. We are responsible for completing the design of the system based on the customer’s specifications, manufacturing, fabricating and unitizing the specific smart glass products required based on this design, installation of these products in the customer’s building, and integration of all interrelated components, including any enhanced options, into the fully integrated View Smart Building Platform. The end product to the customer is a single-solution Smart Building Platform that uses artificial intelligence to adjust the building environment to improve occupant health and productivity, as well as reduce building energy usage and carbon footprint.
View Smart Building Technologies
View Smart Building Technologies includes the following products and services:
View Immersive Experiences
View Immersive Experience transforms View Smart Glass windows into a transparent, digital, interactive surface by incorporating see-through, high definition displays directly onto the windows (“View Immersive Experiences”). Users can use these interactive surfaces to communicate and conduct video conference calls right on the View Smart Glass windows, collaborate by writing on these touch-sensitive surfaces with their fingers, and display information to educate and entertain. View Smart Glass windows provide the contrast, glare control and UV-protection required to achieve high quality experiences and product durability.

View Sense
View Sense modules provide the ability to measure and optimize light, humidity, temperature, air quality, dust, and noise—environmental variables that directly impact human experience and health in buildings. View Sense combines several sensors into integrated modules, reducing the number of discrete sensors, as well as the amount of cabling, labor, and installation effort required to use those sensors. View Sense also incorporates machine learning and artificial intelligence to optimize environmental conditions and generate new insights. View Sense modules can be monitored and controlled remotely. They can also be upgraded remotely through “over-the-air” software updates to incorporate new features and performance improvements.
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
View Smart Building Cloud products:
View Secure Edge
View Secure Edge is a plug-and-play edge-to-cloud solution that enables IT and digital innovation teams to securely connect new and existing buildings to the cloud; centrally manage building networks, systems, and data in the cloud; and deploy edge applications for real-time processing, insights, and optimizations.
View Remote Access
View Remote Access is a secure access portal that enables IT teams to reduce the cost and cybersecurity risks of maintaining smart buildings by providing vendors and technicians with secure, auditable, time-bound remote access to building networks and devices.
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
View Smart Building Cloud aggregates data from connected systems, sensors, and applications within a building and applies data normalization and spatial contexts. The Smart Building Cloud is embedded into View Secure Edge, View Remote Access, View Building Performance, and View Workplace Experience.
Our Benefits
Our products provide multiple benefits to users, building owners and operators, and more broadly to society.
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
Our Strengths
We believe we have several strengths that will allow us to drive the rapid adoption of our products and to maintain our market leading position:
•Complete product solution: We offer complete product solutions, in which we design and deploy all critical aspects of the product, including the electrochromic nano-coatings, smart glass panels, electronics, cabling, converged secure network infrastructure, algorithms, software, customized framing, and end-to-end design and deployment services. Having complete design and deployment control over our products enables us to provide a superior, more elegant and more integrated solution and experience to customers and end users as compared to our competitors.
•Proven product durability: We have demonstrated projected lifetimes of our electrochromic nano-coating of over 30 years, with no degradation in performance, in tests conducted by independent laboratories.
•Strong record of execution: View Smart Glass and View Smart Building Platform have now been installed into over 48 million square feet of buildings of significant scale and prominence.
•Manufacturing scale: We have a manufacturing footprint of over 800 thousand square feet in North America and have full control of our manufacturing processes, allowing us to rapidly scale while reducing production costs and maintaining quality.
•Intellectual property portfolio: We have more than 1,400 patents and patent filings, over 14 years of research and development experience, and continue to drive innovation across materials science, electronics, networking, hardware, software, and human factors research.
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
•Growing product portfolio: We have continued to develop several new products that will optimize the human experience in buildings, help reduce energy usage and carbon footprint, and make buildings more intelligent and adaptable. Our Smart Building Platform enables smart building applications to be built and connected to our smart building network.
•Strong ecosystem relationships: In the process of View Smart Glass and View Smart Building Platform being installed into over 48 million square feet of buildings of significant scale and prominence, we have developed strong relationships with members of the construction ecosystem including architects, general contractors, glaziers and low voltage electricians. In addition, we have built strong relationships with owners, tenants, and building developers who are in the best position to recognize and appreciate the multiple benefits we bring to their employees and tenants, as well as their energy efficiency initiatives. See “Our Customers” below for more details on our sales process.
•Experienced leadership team: We have built an experienced leadership team with a strong track record of driving product innovation, revenue growth and profitability in several technology businesses.

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
Our Market Opportunity / Key Trends
We believe that the total addressable market for smart glass will include all exterior windows in buildings and expect smart glass to eventually be as prevalent as air conditioning or elevators in buildings. We expect four secular megatrends to continue to drive the demand for our View Smart Building Platform and View Smart Glass windows in modern architectural designs:
•Increased focus on climate change, Environmental, Social, and Corporate Governance (“ESG”) and sustainability: There is both a growing awareness in society of the need to reduce energy usage and to mitigate or reverse the human impact on climate change and growing regulatory pressure to reduce energy consumption in buildings. View’s Smart Glass panels and products help reduce energy usage in buildings and contribute in a positive and material manner to the ESG, LEED and energy initiatives of building owners and occupants.
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
•Better occupant experience: We believe that people have growing expectations for comfort, wellness, and experience from their indoor environments and workspaces. Humans spend significantly more time inside buildings compared to inside automobiles. Yet comparatively, the real estate industry has experienced very little innovation in the last several decades. Independent research has demonstrated that natural light and views are among the highest desired amenities by employees, and tenants pay higher rents for buildings with these features. We enhance both natural light and views through our Smart Glass panels and products, and we anticipate this to be a strong driver of market growth.
•Growing demand for smart buildings: We believe that a confluence of factors, including societal changes and customer needs, the availability of high-performance sensors and electronics at reasonable prices, and advancements in software, machine learning and artificial intelligence, are driving demand for smart buildings. We are well positioned to leverage these trends with a smart building platform, and a growing portfolio of smart building products can be added to this platform.
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
•Sales channel expansion: We plan to create greater awareness and education among building owners and tenants, of the significant benefits of our products, by forming business relationships with real estate brokers. Given the large number of commercial real estate brokers across North America, such business arrangements have the potential to significantly increase the awareness and recognition of us, our products and our benefits multiple fold.
•Deepen delivery ecosystem relationships: In the process of View Smart Glass and View Smart Building Platform being installed into over 48 million square feet of buildings of significant scale and prominence, we have developed strong relationships with members of the construction delivery ecosystem including architects, general contractors, glaziers and low voltage electricians. We will continue to focus on developing stronger relationships with these partners to facilitate smooth execution and positive momentum.
•Expansion into new geographies: We currently derive the majority of our business from select markets in North America. We believe our solutions will have universal appeal and anticipate significant growth opportunities to expand our business in additional regions in North America and in international markets around the world.
•Serving new applications and industries: We believe there are significant benefits to using smart glass solutions in automotive applications such as windows and glass roofs that automatically adjust to sunlight, mobile phones and computing, wearables, mixed and augmented reality applications, and in other industries. We anticipate serving these applications in the future.
•Investment Tax Credit: On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by Congress and signed into law by President Joe Biden. The IRA includes the implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate incentives, and other provisions. The Investment Tax Credit (“ITC”), available to our customers under the IRA, is expected to bring the cost of our products to cost parity with conventional windows. We believe the ITC will increase demand for our products by reducing the net cost of our products to our customers.
While we believe that the prevailing secular trends will continue to drive adoption of smart glass, current macro-economic factors are having a negative impact on the overall real estate market including higher interest rates, uncertainty in the lending markets and post-COVID-19 pandemic office occupancy.
By focusing on innovation, continually enhancing our product offerings and leveraging our platform to offer new products, we believe we can increase building project originations, product usage and customer satisfaction, which we believe will increase revenue per customer and expand our customer base while reducing customer attrition. With over 14 years of research and development experience and more than 1,400 patents and patent applications, our research and development and engineering teams include people with expertise in all aspects of the development process, including materials science, electronics and networking, product design, software development, machine learning and AI, and quality assurance. Our research and development activities are conducted at our headquarters in Milpitas, California and also at our manufacturing facility located in Olive Branch, Mississippi.

Manufacturing and Supply
Manufacturing Process
The insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform offerings are manufactured at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability.
Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We expect to incur additional capital expenditures in future periods with respect to facility automation and completion of the second production line. The existing manufacturing facility enables us to achieve economies of scale, as we increase production and decrease cost per unit produced.
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
Certain materials used in the manufacturing of our products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the year ended December 31, 2022, each of three suppliers accounted for 30.7%, 12.9% and 11.1% of total purchases, respectively. For the year ended December 31, 2021, one supplier accounted for 34.0% of total purchases.
Intellectual Property
Our ability to create, obtain and protect intellectual property is important to the success of our business and our ability to compete. We create IP in our operations globally, and we work to protect and enforce our IP rights. We consider our trademarks valuable assets, including well-known marks such as “VIEW”, “VIEW NET”, “INTELLIGENCE”, “VIEW SENSE” and “VIEW DISPLAY”.
In addition, we integrate licensed third-party technology and IP into certain aspects of our products. Although certain third-party proprietary IP rights are important to our success, we do not believe we are materially dependent on any particular third-party IP.
As of December 31, 2022, we had: 615 issued patents; 811 pending, published or allowed patent applications; 70 registered trademarks and 33 pending trademark applications.
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
Facilities
We are headquartered in Milpitas, California and manufacture our products at our facility located in Olive Branch, Mississippi. Our research and development activities are conducted at both our Milpitas and Olive Branch locations. We lease approximately 804,104 square feet of manufacturing space in Olive Branch under a lease expiring in March 2028. We also lease office space of 77,200 square feet in Milpitas under a lease expiring in September 2028. As of December 31, 2022, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch facility which continues to be our sole manufacturing hub since 2010. We believe our current facilities are secure under long-term leases and will support our anticipated growth over the next several years. As demand for our products hits sufficient levels, we expect to expand our operations in Olive Branch through the completion of a second production line, but do not intend to add new facilities in the near future.
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
For example, in April 2022, View and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement resolving the prospect of claims and charges against View relating to all prior discharges of water without first obtaining a pretreatment permit. The terms of the potential global settlement agreement include, among others, a $3.0 million fine, a $1.5 million civil penalty and a $0.5 million community service payment, wastewater reduction requirements, as well as probation and oversight for three years. In connection with the final approval of the settlement, we expect to obtain required permits or to enter into an agreed order and operate in compliance with such order until permits can be obtained. For further discussion of the potential global settlement agreement, see Item 3, “Legal Proceedings” and Note 8 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report. In addition, any failure by the Company to be in compliance with the terms of the potential global settlement agreement, applicable environmental laws and regulations or any new laws and regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”) was signed into law. Electrochromic windows, such as our products, are included under the investment tax credit in the Inflation Reduction Act. This legislation is expected to significantly reduce the cost of electrochromic windows, reduce energy consumption of buildings, reduce carbon emissions, improve energy security, create American manufacturing jobs and drive widespread adoption of smart windows, which in turn is expected to lower peak demand on the American power grid.
Canada
Companies operating in the smart glass industry in Canada are subject to provincial regulation of their business activities, including the sale, installation and maintenance of smart building and electronic security systems. Consumer protection laws in Canada also require that certain terms and conditions be included in the contract between the service provider and the consumer.

Human Capital Resources
Employee Overview
Our employees are instrumental in helping inspire us to achieve our purpose. They bring a wide range of talents, experience, and perspectives to drive the innovation that is changing the world. We believe in the recognition of employee contributions, and, for that reason, we make significant efforts to consider individual job performance as an important factor for promotions, job retention, and salary adjustments. We are an equal opportunity employer, and it is our policy to make employment decisions and opportunities based on merit, qualifications, potential, and competency.
We are headquartered in Milpitas, California and manufacture our products at our facility located in Olive Branch, Mississippi. Our research and development activities are conducted at both our Milpitas and Olive Branch locations and we maintain several smaller sales offices throughout the United States and Canada. As of December 31, 2022, we had 728 employees, including 482 in factory operations in Olive Branch, MS, 126 in sales and marketing and customer support, and 120 other employees primarily in research, development, engineering services and general and administrative support. On March 27, 2023, our board of directors approved a restructuring plan to reduce structural costs, including our workforce. Pursuant to the plan, we expect to decrease overall headcount by approximately 170 employees, which represents approximately 23% of full-time employees as of March 28, 2023. The reduction in workforce is expected to be substantially implemented in March 2023. See Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” for more details on the restructuring.
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
Board Oversight
Our Board believes that human capital management is an important component of our continued growth and success, and is critical to our ability to attract, retain and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Management regularly reports to the Board on human capital management topics, including corporate culture, safety, diversity and inclusion, employee development and compensation and benefits. The Board provides input on important decisions, including with respect to safety, talent retention and development.
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
In addition, we provide health, welfare and retirement benefits for our employees, including medical, dental, vision, life insurance, short-term and long-term disability, vacation, paid time off, various voluntary insurance programs and our 401(k)-

retirement plan, which allow us to enhance employee productivity and loyalty through the provision of competitive benefits. Furthermore, our employee assistance program offers employees and their families information, referrals, and short-term counseling for personal issues affecting their work or personal life in order to help protect the physical, emotional, and financial well-being of our employees.
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
Risks Related to Liquidity, SEC and Nasdaq Compliance
We have determined that there is substantial doubt about our ability to continue as a going concern, as our continued existence is dependent upon our ability to raise additional capital through outside sources.
We have determined that there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs and meet our obligations for at least twelve months from the filing of this Annual Report on Form 10-K. Our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Our business will require a significant amount of capital investments to execute our long-term business plans.
While we recently raised additional financing during 2022, there can be no assurance that future necessary financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, such as through the sale of our common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 11 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
If we are unable to obtain adequate capital resources to fund operations by raising additional capital and attaining and maintaining profitable operations or raising additional capital, we would not be able to continue to operate the business pursuant to our current business plan, which would require us to modify our operations to further reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely.

We are seeking approval of a reverse stock split of our Class A common stock for the purpose of maintaining the listing of our stock on Nasdaq and there can be no assurance that we will obtain stockholder approval or the reverse stock split may not have the desired result.
Our Class A common stock and warrants are listed on Nasdaq. On February 13, 2023, we received a notice from the Listing Qualifications Staff of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq listing rule 5810(c)(3)(A), we have 180 calendar days, or until August 14, 2023, to regain compliance. The Notice states that to regain compliance, the bid price for our common stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending August 14, 2023.
We are seeking stockholder approval of a reverse stock split of our common stock for the purpose of raising the per share trading price of our common stock and maintaining the listing of our common stock on Nasdaq. However, there is no assurance that our stockholders will approve the reverse stock split proposal, or even if they do, that it will have the desired result and that we will be able to maintain our listing on Nasdaq. Even if we effect the reverse stock split and maintain our listing, shares of our common stock may still have a relatively low trading price, which could hinder our ability to attract institutional or other potential investors. Furthermore, the price per share of our common stock after the reverse stock split, if approved and effected, may not reflect the reverse stock split and the price per share following the effective time of the reverse stock split may not be maintained for any period following the reverse stock split. In many cases, the market price of a company’s shares declines after a reverse stock split. Accordingly, the total market capitalization of our common stock following the contemplated reverse stock split may be lower than before the reverse stock split. Similarly, the trading liquidity of our common stock could be adversely affected by the reduced number of shares outstanding after the reverse stock split. If we do not regain compliance with the Nasdaq minimum bid price or the reverse stock split proposal is not approved by our stockholders, Nasdaq will immediately provide the combined company with written notification that the common stock will be delisted.
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
We did not file our Annual Report on Form 10-K for the year ended December 31, 2021 as well as certain Quarterly Reports, within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. Although we have since regained status as a current filer given that such reports have now been filed, we are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current filer. To pursue an offering now, we are required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Risks Related to the Investigation, Restatement, and Internal Control Over Financial Reporting
We have restated our consolidated financial statements for prior annual and interim periods, which has affected and may continue to affect investor confidence, our stock price, our ability to raise capital in the future, our reputation with our customers, and our ability to timely file our periodic reports with the SEC, which has resulted in stockholder litigation, may result in additional litigation in the future and may reduce customer confidence in our ability to complete new contract opportunities.
We have restated our consolidated financial statements in prior periods related to annual and interim periods. These restatements were associated with our warranty-related obligations discovered in connection with the independent investigation initiated by our audit committee concerning the adequacy of our previously presented warranty-related obligations (the “Investigation), which has since been completed, as well as other immaterial misstatements. Such restatements:
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
See Item 3, “Legal Proceedings”, of this Annual Report for a description of our current litigation.
We have identified deficiencies in our internal control over financial reporting resulting in material weaknesses and the conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain effective internal control over financial reporting, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, which could cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.
We have identified material weaknesses in our internal control over financial reporting and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified material weaknesses in our internal control over financial reporting as of December 31, 2022 as follows:
•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. Additionally, we did not demonstrate a commitment to integrity and ethical values. These material weaknesses contributed to the following additional material weaknesses: we did not design or maintain effective controls with respect to revenue and receivables and warranty-related obligations.
These material weaknesses in our control environment and in our warranty-related obligations process resulted in the need to restate our consolidated financial statements for the years ended December 31, 2020 and 2019, the unaudited quarterly financial information for the quarter ended March 31, 2021 and the unaudited quarterly financial information for each of the quarters in the year ended December 31, 2020. The material weakness in our revenues and receivables process resulted in adjustments that were not material to our annual or interim financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Although we plan to complete the remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our remediation measures may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we may be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and produce accurate and timely consolidated financial statements, our stock price, liquidity and access to the capital markets may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements. Further, because of our inherent limitations, even our remediated and effective internal control over financial reporting may not prevent or detect all material misstatements. Additionally, our projection or the result of any evaluation of effectiveness of these measures in future periods remain subject to the risk that our internal controls and procedures may become inadequate because of changes in our business condition, changes in accounting rules and regulations, or to the degree our compliance with our internal policies or procedures may deteriorate.
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
We are exposed to potential liabilities and reputational risk associated with litigation, regulatory proceedings and government enforcement actions. As a result of the Investigation and our failure to timely file our Annual Report for the year ended December 31, 2021, and our Quarterly Reports for the quarters ended June 30 and September 30, 2021, as well as our Quarterly Report for the quarter ended March 31, 2022, we are currently the subject of securities class action litigation and an ongoing investigation by the SEC (the “SEC Investigation”). See Item 3, “Legal Proceedings” of this Annual Report for information about these and other current and potential legal proceedings involving the Company.
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
We have devoted substantial internal and external resources towards the Investigation and the Restatement and expect to continue to devote substantial such resources towards the implementation of enhanced procedures and controls over deficiencies that resulted in the Restatement and the remediation of other deficiencies in our internal control over financial reporting. Because of these efforts, we have incurred and expect that we will continue to incur significant fees and expenses for legal, accounting, financial and other consulting and professional services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. We have taken a number of remediation efforts in response to the Investigation. However, there can be no assurance that these steps will be successful. To the extent these steps are unsuccessful or incomplete, or we identify additional problems requiring remediation, we may be required to incur significant additional time and expense. The incurrence of significant additional expense or the requirement that management devotes substantial time that could reduce the time available to execute on our business strategies, could have a material adverse effect on our business, financial condition and results of operations.
The Investigation, the findings thereof and the Restatement process, have diverted, and may continue to divert, management and other human resources from the operation of our business.
The absence of timely and accurate financial information has hindered and may in the future hinder our ability to effectively manage our business. The Investigation, the findings thereof and process of the Restatement have diverted, and may continue to divert, management and other human resources from the operation of our business. The Company’s board of directors, members of management, and our accounting, legal, administrative and other staff and outside consultants have spent significant time on the Investigation, the findings thereof and the process of the Restatement, and will likely spend significant time on remediation of disclosure controls and procedures and internal control over our financial reporting. These resources have been, and will likely continue to be, diverted from the strategic and day-to-day management of our business and may have an adverse effect on our ability to accomplish our strategic objectives, our results of operations and financial condition.
Risk Factors Relating to Our Business and Industry
Our limited operating history and history of financial losses make evaluating our business and future prospects difficult and may increase the risk of your investment.
You must consider the risks and difficulties we face as an early-stage company with a limited operating history. If we do not successfully address these risks, our business, prospects, operating results and financial condition may be materially and adversely harmed. We have devoted substantially all of our efforts towards the manufacturing, sale and further development of our product platforms, and marketing of both custom and standardized product solutions. In the course of our activities, we have not achieved profitable operations or positive cash flows from operations. We incurred a net loss of $337.1 million and $343.0 million for the years ended December 31, 2022 and 2021, respectively. We believe that we will continue to incur substantial losses until we achieve production volumes necessary to support profitability, assuming such volumes can then be sustained. There can be no assurance when we will achieve positive cash flows from operations, if at all.
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
•current macro-economic factors that are having a negative impact on the overall real estate market, including higher interest rates, uncertainty in the lending markets and post-COVID-19 pandemic office occupancy;
•reduced construction activity, including as a result of the short and long-term effect of COVID-19; and
•concerns about our current liquidity and future viability.
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
During the years ended December 31, 2022 and 2021, 54.6% and 38.8%, respectively, of our revenues were associated with Smart Building Platform contracts, for which we account for using the cost-to-cost input method of revenue recognition, which requires that revenue be recognized ratably over the life of the contract based on the proportion of costs incurred to date to total costs expected to be incurred for the entire project. The effects of revisions to revenue and estimated costs, as well as the impact of change orders, are recorded when the amounts are known and can be reasonably estimated. Such revisions could occur in any period and their effects could be material. The uncertainties inherent in the estimating process make it possible for actual costs to vary materially from initial and updated estimates.
We may not be able to accurately estimate the future supply and demand for our products, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
It is difficult to predict our future revenue and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential business customers. Currently, there is insufficient historical basis for making judgments on the demand for our products or our ability to develop, manufacture, and deliver products, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenue. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of our products to our potential business customers could be delayed, which would harm our business, financial condition and operating results.
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
Increases in cost of materials, including glass and semiconductor chips, have and could continue to harm our business.
Certain materials necessary to produce our products, including glass and semiconductor chips, are sourced from a limited number of suppliers. Any disruption in the supply of materials from such suppliers has and could continue to disrupt production of our products until such time as a different supplier is fully qualified. As a result, we have and may continue to experience an increase in costs or inability to meet customer demand. Furthermore, shortages or increased demand of such materials and other economic conditions may cause us to experience significant increases in freight charges and the cost of materials. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs and could further reduce our margins if we cannot recoup the increased costs through increased product prices. Any attempts to increase product prices in response to increased material costs could result in cancellations of product orders and reservations and therefore materially and adversely affect our brand, image, business, prospects and operating results.
The failure of any bank in which we deposit our funds could have an adverse effect on our financial condition.
Although we generally seek to diversify our cash, cash equivalents and short-term investments across several financial institutions in an attempt to minimize exposure to any one entity, these funds are deposited in several financial institutions significantly in excess of federally insured levels. If any of the financial institutions in which we have deposited funds ultimately fails, we may lose our deposits in excess of $250,000 at such financial institutions, and/or we may be required to move our accounts to another financial institution, which could cause operational difficulties, such as delays in making payments to our partners, suppliers and employees, any of which could have an adverse effect on our business and financial condition.
We have yet to achieve positive operating cash flow and there can be no assurance that we will be able to generate positive cash flow from operations in the future.
We had negative cash flow from operating activities of $259.7 million and $261.3 million in the years ended December 31, 2022 and 2021, respectively. Our business will require significant amounts of working capital to sustain operations and we will need to make investments to execute our long-term business plans. An inability to generate positive cash flow for the foreseeable future may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that would decrease our long-term viability. There can be no assurance we will achieve positive cash flow in the foreseeable future.
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
On March 27, 2023, our board of directors approved a restructuring plan to reduce structural costs, including our workforce. Pursuant to the plan, we expect to decrease overall headcount by approximately 170 employees, which represents approximately 23% of full-time employees as of March 28, 2023. The reduction in workforce is expected to be substantially implemented in March 2023. See Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” for more details on the restructuring.
We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.
Any future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.
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
The extent to which the pandemic could impact us continues to be highly uncertain and will depend largely on subsequent developments which we cannot predict at this time.
Although it is not possible to predict the ultimate impact of COVID-19, including on our business, we may be subject to significant risks, which have the potential to materially and adversely impact our business, financial condition, and results of operations, including the following:
•reduced or delayed demand for our products in the markets that we serve around the world;
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
With respect to the United States credit markets (in particular for middle market loans), the COVID-19 outbreak resulted in, the following, among other things: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. Any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by View and returns to us and our subsidiary, View Smart Building Technology, Inc. (“View Canada”), among other things. The financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments. These potential impacts, while uncertain, could adversely affect View Canada’s operating results.
In addition, collateral for our loans may decline in value, which could cause loan losses to increase, and the net worth and liquidity of loan guarantors could decline, impairing their ability to honor commitments to us. An increase in loan delinquencies and non-accruals or a decrease in loan collateral and guarantor net worth could result in increased costs and reduced income which would have a material adverse effect on our business, financial condition or results of operations.
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
Our products contain numerous purchased parts that we source from multiple direct suppliers. We attempt to mitigate our supply chain risk by entering into long-term agreements where it is practical and beneficial to do so. We also minimize our risk when we can qualify and obtain components from multiple sources, which we purchase from a variety of suppliers. However, any significant increases in our production may require us to procure additional components in a short amount of time, and in the past, we have also replaced certain suppliers because of their failure to provide components that met our quality control standards. While we believe that we will be able to secure additional or alternate sources of supply for most of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products. If we encounter unexpected difficulties with key suppliers and if we are unable to fill these needs from other suppliers, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our products.
We obtain important components of our products from single source third-party suppliers. Should any such supplier cease to manufacture the products we purchase from them or become unable to timely deliver these products in accordance with our requirements or should such other suppliers of other components choose not to do business with us, we may be required to locate alternative suppliers in the open market. Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our products until an alternative supplier is able to supply the required material. Replacing a supplier may require the expenditure of additional resources and time to redesign and resource these products. To the extent our suppliers experience any delays in providing or developing the necessary materials, we could experience delays in delivering on our timelines. This could result in loss of future revenue and could have a material adverse effect on our business, financial condition, cash flows or results of operations. Also, if components and materials were found to be defective, we might not be able to recover the costs associated with the recall, repair or replacement of such products, across our business customer base, and the diversion of personnel and other resources to address such issues could have a material adverse effect on our financial condition, cash flows or results of operations.
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
As a privately held company, we were not required to comply with many corporate governance and financial reporting practices and policies required of a publicly traded company. As a result of the Business Combination, we are a public company with significant operations, and as such (and particularly since we are no longer an “emerging growth company”), we face increased legal, accounting, administrative and other costs and expenses as a public company that Legacy View did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations implemented by the SEC, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements have been and will be incurred. If any issues in complying with those requirements are identified (for example, if we identify a significant deficiency or additional material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions. In addition, we have purchased director and officer liability insurance, which has substantial additional premiums. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs. The additional reporting and other obligations associated with being a public company will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.
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

Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company.
Our management team may not successfully or effectively manage View as a public company that is now subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that an increasing amount of their time has been devoted to these activities, which results in less time being devoted to the management and growth of View. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our ongoing operations as a public company, which will increase our operating costs in future periods.
We have incurred and expect to continue to incur costs and demands upon our management as a result of complying with the laws and regulations affecting public companies in the United States.
As a public company listed in the United States, we have incurred and expect to continue to incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq may increase legal and financial compliance costs and make certain regulatory or compliance activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We have invested, and expect to continue to invest, resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses. Certain of our executive officers also have limited experience in the management of a publicly traded company, which could be a significant disadvantage, as an increasing amount of our time may be devoted to regulatory and oversight activities and may result in less time being devoted to our management and growth. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.
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
We have incurred non-cash impairment charges on our goodwill and may incur non-cash impairment charges on our other intangible assets with indefinite lives as well as other long-lived assets and intangible assets with finite lives, which would negatively impact our operating results.
Goodwill represents the excess of the total purchase consideration over the fair value of the net assets acquired in a business combination. Goodwill and other intangible assets with indefinite lives must be evaluated at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be evaluated for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. Our annual impairment test for Goodwill was performed as of October 1, 2022. We performed additional procedures to carry forward our conclusions through December 31, 2022 due to the sustained decline in our share price. We recorded impairment of goodwill of the entire balance of $9.1 million as of December 31, 2022. As a result, as of December 31, 2022, we have no goodwill recorded.
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
We regularly review our long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2022, management considered the continued operating losses, when combined with the sustained decline in our market capitalization, to be a triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2022. Based on the results of this test, we concluded that the fair value of the asset group was substantially above its carrying value, and no impairment was recorded as of December 31, 2022.

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
As of December 31, 2022, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch manufacturing facility. We currently operate one production line and have partially completed the construction of a second production line at the Olive Branch facility. If we are unable to sufficiently manage our expansion and growth successfully to increase demand sufficiently to require the use of the second production line, we could result in impairment of the related property and equipment.
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
The loss of the services of any of our key employees or executive officers could disrupt our operations, delay the development and introduction of our products and services, and negatively impact our business, prospects and operating results. In addition, we are highly dependent on the services of Rao Mulpuri, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace. If Dr. Mulpuri or other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to operate our business.
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
Concurrent with developing, launching and ramping our products, our success will depend on our ability to continue to significantly increase our sales, deliveries, and servicing, while allocating our available resources among multiple products simultaneously. We are the sole service provider of our products, providing internet connectivity of products and servicing warranty. Although we have a plan for selling and delivering increased volumes of our products, we have limited experience developing, manufacturing, selling, servicing and allocating our available resources at the scale to which we expect to grow. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.
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
Risk Factors Relating to Quality of Products
If our products fail to perform as expected our ability to develop, market and sell our products and services could be harmed.
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
In fiscal year 2019, we identified a quality issue with certain material purchased from one of our suppliers utilized in the manufacturing of certain IGUs. We stopped using the affected materials upon identification of the quality issue in 2019. We have replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. We developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, we have recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs we expect to incur to replace the IGUs based on warranty contractual terms and business practices. The total warranty liability included $30.8 million and $36.2 million as of December 31, 2022 and December 31, 2021, respectively, related to these IGUs. It is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate. Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could ultimately be materially different from the estimate. Unforeseen component failures or exceptional component performance can also result in changes to warranty costs. If actual warranty costs differ substantially from our estimates, revisions to the estimated warranty liability would be required, which could have a material adverse effect on our business, financial condition and results of operations.
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
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to our technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we could be unable to continue to offer our affected products, subscriptions or services), effort, and expense and may ultimately not be successful. Furthermore, a successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.

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
If we are unable to acquire the intellectual property rights we may require in the future or to adequately protect or assert our intellectual property rights, competitors may dilute our brands, manufacture and market similar products and services or convert our business customers, which could adversely affect our market share and results of operations. We may not receive patents or trademarks for all of our pending patent and trademark applications, and existing or future patents may not provide competitive advantages for our products and services. Furthermore, it is possible that the scope of our issued patents will be insufficient or not have the coverage originally sought, or that our issued patents will not provide us with any competitive advantages. Our competitors may challenge, invalidate or avoid the application of our existing or future intellectual property rights that we obtain. In addition, patent rights may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. The loss of protection for our intellectual property rights could reduce the market value of our brands and our products and services, reduce new business customer originations or sales upgrades to existing business customers, lower our profits, and could have a material adverse effect on our business, financial condition, cash flows or results of operations.
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
Despite our efforts to protect our proprietary technologies and our intellectual property rights, unauthorized parties, including our employees, consultants, service providers or business customers, may attempt to copy aspects of our products or obtain and use our trade secrets or other confidential information. We generally enter into confidentiality agreements with our employees and third parties that have access to our material confidential information, and generally limit access to and distribution of our proprietary information and proprietary technology through certain procedural safeguards. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. These agreements may not effectively prevent unauthorized use or disclosure of our intellectual property or technology, could be breached or otherwise may not provide meaningful protection for our trade secrets and know-how related to the design, manufacture or operation of our products and may not provide an adequate remedy in the event of unauthorized use or disclosure. We cannot assure you that the steps we have taken will prevent misappropriation or infringement of our intellectual property rights. Competitors may independently develop technologies or products that are substantially equivalent or superior to our solutions or that inappropriately incorporate our proprietary technology, or they may hire our former employees who may misappropriate our proprietary technology or misuse our confidential information. In addition, if we expand the geography of our service offerings, the laws of some foreign countries where we may do business in the future may not protect intellectual property rights and technology to the same extent as the laws of the United States, and these countries may not enforce these laws as diligently as government agencies and private parties in the United States.
If we are unable to protect our intellectual property and technology, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative products that have enabled us to be successful to date.
Risk Factors Relating to Privacy and Security
We are continuously expanding and improving our information technology systems and security measures designed to protect our systems against breaches and cyber-attacks. If these efforts are not successful, our business and operations could be disrupted, and our operating results and reputation could be harmed.
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
We cannot be sure that these systems or their required functionality will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and/or timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information could be compromised or misappropriated, and our reputation may be adversely affected. If these systems or their functionality do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.
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

Our future products may involve the collection, storage, transmission and processing of personal, payment, credit and other confidential and private information of our business customers and may in certain cases permit access to our business customers’ property or help secure them. Such future products that may present privacy and data risks may be subject to privacy and data protection laws and regulations. We also maintain and processes other confidential and proprietary information in our business, including our employees’ and contractors’ personal information and confidential business information. We rely on proprietary and commercially available systems, software, tools and monitoring to protect against unauthorized use or access of the information we process and maintain. Our services and the networks and information systems we utilize in our business are at risk for breaches as a result of third-party action, employee, vendor or partner error, malfeasance, or other factors. For example, we may experience instances of our employees, contractors and other third parties improperly accessing ours and/or our business customers’ systems and information in violation of our internal policies and procedures.
Criminals and other nefarious actors may use increasingly sophisticated methods, including cyberattacks, phishing, social engineering and other illicit acts to capture, access or alter various types of information, to engage in illegal activities such as fraud and identity theft, and to expose and exploit potential security and privacy vulnerabilities in corporate systems and websites. Unauthorized intrusion into the portions of our systems and networks and data storage devices that process and store business customers’ confidential and private information, the loss of such information or the deployment of malware or other harmful code to our services or our networks or systems may result in negative consequences, including the actual or alleged malfunction of our products or services. In addition, third parties, including our partners and vendors, could also be sources of security risks to us in the event of a failure of their own security systems and infrastructure. The threats we face continue to evolve and are difficult to predict due to advances in computer capabilities, new discoveries in the field of cryptography and new and sophisticated methods used by criminals. There can be no assurances that our defensive measures will prevent cyber-attacks or that we will discover network or system intrusions or other breaches on a timely basis or at all. We cannot be certain that we will not suffer a compromise or breach of the technology protecting the systems or networks that house or access our products and services or on which we or our partners or vendors process or store personal information or other sensitive information or data, or that any such incident will not be believed or reported to have occurred. Any such actual or perceived compromises or breaches to systems, or unauthorized access to, or acquisition or loss of, data, whether suffered by us, our partners or vendors or other third parties, whether as a result of employee error or malfeasance or otherwise, could harm our business. They could, for example, cause interruptions in operations, loss of data, loss of confidence in our services and products and damage to our reputation and could limit the adoption of our services and products. They could also subject us to costs, regulatory investigations and orders, litigation, contract damages, indemnity demands and other liabilities and materially and adversely affect our business customer base, sales, revenue and profits. Any of these could, in turn, have a material adverse impact on our business, financial condition, cash flows or results of operations.
Further, if a high-profile security breach occurs with respect to another provider of smart glass, our existing and potential business customers may lose trust in the security of our services or in smart glass generally, which could adversely impact our ability to retain existing business customers or attract new ones. Even in the absence of any security breach, business customers’ concerns about security, privacy or data protection may deter them from using our service. Our insurance policies covering errors and omissions and certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Our collection, retention, transfer and use of this information may be governed by United States and foreign laws and regulations relating to privacy, data protection and information security, industry standards and protocols, or we may be asserted that such industry standards or protocols apply to us. The regulatory framework for privacy and information security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In North America, federal and various state and provincial governmental bodies and agencies have adopted or are considering adopting laws and regulations limiting, or laws and regulations regarding the collection, distribution, use, disclosure, storage, and security of certain categories of information. Some of these requirements include obligations of companies to notify individuals of security breaches involving particular personal information, which could result from exploitation of a vulnerability in our systems or services, or breaches experienced by our service providers and/or partners. For example, the State of California enacted the California Consumer Privacy ACT (“CCPA”), effective in January 2020. The CCPA expands the scope of what is considered “personal information” and creates new data access and opt-out rights for consumers, which may create new requirements for us and other companies that operate in California.
Many jurisdictions have established their own data security and privacy legal and regulatory frameworks with which we, or our vendors or partners, must comply to the extent our operations expand into these geographies or the laws and regulations in these frameworks otherwise may be interpreted to apply to us. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of data that identifies or may be used to identify or locate an individual, such as names, email addresses and, in some jurisdictions, internet protocol addresses. We are also bound by contractual requirements relating to privacy, data protection and information security, and may agree to additional contractual requirements addressing these matters from time to time.
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
Changes in these laws or regulations or their interpretation, as well as new laws, regulations or licensing requirements which may be enacted, could dramatically affect how we do business, acquire business customers, and manage and use information we collect from, and about current and prospective customers and the costs associated therewith. In addition, federal, state and local governmental authorities have considered, and may in the future consider, implementing consumer protection rules and regulations, which could impose significant constraints on our sales channels.
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
For example, in April 2022, View and the United States Attorney’s Office for the United States District Court for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement resolving the prospect of claims and charges against us relating to certain discharges of water without first obtaining a pretreatment permit. The terms of the potential global settlement agreement include, among others, a $3.0 million fine, $1.5 million civil penalty, a $0.5 million community service payment, wastewater reduction requirements, as well as probation and oversight for three years. For further discussion of the potential global settlement agreement, as well as our other legal proceedings refer to Item 3, “Legal Proceedings” and Note 8 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report.

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
We are currently cooperating and intend to continue to cooperate with certain government investigations. For example, in January 2022, we were informed that the SEC is conducting a formal investigation into the adequacy of our previously reported warranty accrual. In addition, View and the United States Attorney’s Office for the Northern District of Mississippi agreed in principle to the terms of a global settlement agreement relating to certain discharges of water without first obtaining a pretreatment permit. For additional information about these matters, refer to “Item 3, “Legal Proceedings” and Note 8 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” included in this Annual Report. However, we cannot predict the outcome or impact of any future potential matters, and there exists the possibility that we could be subject to liability, penalties and other restrictive sanctions and adverse consequences if the SEC, the United States Department of Justice, or any other government agency were to pursue legal action in the future. Moreover, we have incurred and expect to continue to incur costs in responding to related requests for information and subpoenas, and if instituted, in defending against any governmental proceedings.
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
Although we design our products and temper our glass to be the safest smart glass in the industry, product liability claims, even those without merit, could harm our business, prospects, operating results and financial condition. We face inherent risk of exposure to claims in the event our products do not perform or are claimed to not have performed as expected. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects and operating results.
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
In 2019, we identified a quality issue with certain materials purchased from one of our suppliers utilized in the manufacturing of certain IGUs. We stopped using the affected materials upon identification of the quality issue in 2019. As of December 31, 2022, we have had a low warranty claim rate related to this matter. We have replaced and expects to continue to replace affected IGUs for the remainder of the period covered by the warranty. We developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. The statistical model considered the volume, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, we recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs we expect to incur to replace the IGUs. The total warranty liability included $30.8 million and $36.2 million as of December 31, 2022 and 2021, respectively, related to these IGUs. It is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate. Considering the limited failure rate data available to-date and the uncertainty inherent in the failure analysis, including the projected costs to replace defective IGUs in future years, the actual timing of the failures, and the number of defective IGUs, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could be materially different from the estimate.
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
The COVID-19 pandemic resulted in, among other things, increased draws by borrowers on revolving lines of credit and increased requests by borrowers for amendments, modifications and waivers of their credit agreements to avoid default or change payment terms, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans. The duration and effectiveness of responsive measures implemented by governments and central banks cannot be predicted. The commencement, continuation, or cessation of government and central bank policies and economic stimulus programs, including changes in monetary policy involving interest rate adjustments or governmental policies, may contribute to the development of or result in an increase in market volatility, illiquidity and other adverse effects that could negatively impact credit markets and our business, results of operations and financial condition.
If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the United States dollar, a further economic downturn or an operational problem that affects third parties or us and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
The Convertible Senior PIK Toggle Notes due 2027 (the “Convertible Notes”) and the warrants issued to RXR FP Service LLC (the “RXR Warrants”) are convertible into or exercisable for our Class A common stock, the issuance of which would increase the number of shares outstanding and eligible for future resale in the public market and would result in dilution to our stockholders.
As described in Note 10 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements of this Annual Report on Form 10-K, the Convertible Notes are convertible into shares of our Class A common stock. Similarly, as described in Note 12 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements of this Annual Report on Form 10-K, the RXR Warrants are exercisable for shares of our Class A common stock. The agreements pursuant to which the Convertible Notes and the RXR Warrants were issued also provide the holders thereof with certain registration rights for the shares of Class A common stock issuable upon conversion or exercise thereof, including shares issuable upon conversion of the Convertible Notes if we were to elect the “payment-in-kind” option for the Convertible Notes for every interest payment date until maturity. In the event that the Convertible Notes are converted or the RXR Warrants are exercised, additional shares of our Class A common stock would be issued, which would result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market, or the fact that such Notes may be converted or such RXR Warrants may be exercised, could adversely affect the market price of our Class A common stock, and could have a material adverse impact on our business, financial condition and results of operations.
We have substantial indebtedness and may acquire additional indebtedness in the future, which could adversely affect our financial flexibility and our competitive position. Any failure to comply with financial covenants in our debt agreements could result in such debt agreements being declared in default.
We have a significant amount of outstanding indebtedness following the completion of the sale of the Convertible Notes, as described elsewhere in this Annual Report on Form 10-K. Our substantial indebtedness could have significant effects and consequences on our business. For example, as part of the Agreement for Strategic Planning and Consulting Services (the “Strategic Agreement”), dated as of October 25, 2022, by and between us and RXR FP Services LLC (“RXR FP”), we are now subject to a debt covenant that, among other things, prevents us from incurring certain debt in excess of $50 million principal amount (excluding the Convertible Notes and certain debt incurred prior to or outstanding as of the date of the Strategic Agreement) during the term of the Strategic Agreement without the prior consent of RXR FP, subject to certain exceptions. Additionally, among other things, our substantial indebtedness could:
a.increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
b.require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
c.restrict us from taking advantage of business opportunities;

d.make it more difficult to satisfy our financial obligations;
e.place us at a competitive disadvantage compared to our competitors that have less debt obligations; and
f.limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.
Further, we may need to raise additional funding in the future to repay or refinance the Convertible Notes, potential future borrowings and our accounts payable, and as such, may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, or at all. If debt financing is available and obtained, our interest expense may increase and we may become subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained, it may result in our stockholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless.
Risk Factors Relating to Financial Results and Ownership of Our Class A Common Stock
Loss of a major customer could result in a decrease in our future sales and earnings.
In any given quarter or year, sales of our products may be concentrated in a few major customers, including glaziers and low voltage electricians. For the year ended December 31, 2022, three customers represented greater than 10.0% of total revenue, accounting for 13.2%, 12.9%, and 11.0% of total revenue, respectively. For the year ended December 31, 2021, two customers represented greater than 10.0% of total revenue, accounting for 12.2% and 11.8% of total revenue, respectively.
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
We periodically provide guidance regarding our expected financial and business performance, such as projections regarding sales and production, as well as anticipated future revenue, gross margins, profitability and cash flows. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate. Our guidance may be based on certain assumptions such as those relating to global and local economic conditions, anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance is not accurate or varies from actual results due to our inability to meet our assumptions or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of View common stock could be adversely affected in the future.
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
We may make acquisitions and investments in the future as part of our growth strategy. We will evaluate the tactical or strategic opportunities available related to complementary businesses, products or technologies. There can be no assurance that we will be successful in making future acquisitions. Even if we are successful in making acquisitions, integrating an acquired company’s business into our operations or investing in new technologies may (i) result in unforeseen operating difficulties and large expenditures and (ii) absorb significant management attention that would otherwise be available for the ongoing development of our business, both of which may result in the loss of key business customers or personnel and expose us to unanticipated liabilities. Further, we may not be able to retain the key employees that may be necessary to operate the businesses we acquire, and we may not be able to attract, in a timely manner, new skilled employees and management to replace them.
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
As discussed herein, management has determined that we did not maintain effective controls over financial reporting as of December 31, 2022 due to the existence of material weaknesses, which we may not be able to remediate in a timely manner. See also “— We have identified deficiencies in our internal control over financial reporting resulting in material weaknesses and the conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2022. If we fail to properly remediate these or any future material weaknesses or deficiencies or to maintain effective internal control over financial reporting, further material misstatements in our financial statements could occur and impair our ability to produce accurate and timely financial statements, which could cause current and potential stockholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stock.” We cannot be certain as to the timing of completion of our remediation actions or their effect on our operations. If we are unable to remediate in a timely manner, this may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
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
This choice of forum provision may limit the ability of a View stockholder to bring a claim in a judicial forum that the stockholder finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.
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
Risk Factors Relating to Warrants and Options
Warrants and options are or will in the future become exercisable for our Class A common stock, which, if exercised would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Private Placement Warrants to purchase an aggregate of approximately 366,666 shares of our Class A common stock became exercisable on August 26, 2021. Additionally, Public Warrants to purchase an aggregate of approximately 16,666,637 shares of our Class A common stock became exercisable on August 26, 2021. The exercise price of these warrants is $11.50 per share. Rollover Warrants to purchase an aggregate of approximately 3,220,494 shares of our Class A Common stock are exercisable or may become exercisable in the future. The Rollover Warrants have a weighted average exercise price of approximately $15.27. Additionally, 20,721,790 Rollover Options are or may in the future become exercisable. The Rollover Options have a weighted average exercise price of approximately $9.36. To the extent such warrants or options are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants or options may be exercised could adversely affect the market price of our Class A common stock.
There is no guarantee that our Warrants, Rollover Warrants and Rollover Options will be in the money at the time they become exercisable, and they may expire worthless.
As of the date of this Annual Report on Form 10-K, we have 17,033,303 Warrants, 3,220,494 Rollover Warrants and 20,721,790 Rollover Options outstanding. The exercise price for our Warrants is $11.50 per share. The weighted average exercise price of the Rollover Warrants is $15.27 per share. The weighted average exercise price of the Rollover Options is $9.36 per share. The likelihood that the Selling Holders will exercise their Warrants, Rollover Warrants and Rollover Options, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Class A Common Stock. On March 30, 2023, the closing price of our Class A common stock was $0.56 per share. If the market price of our Class A common stock continues to be less than the exercise price, it is unlikely that holders will exercise the Warrants, Rollover Warrants and Rollover Options, and therefore unlikely that we will receive any proceeds from the exercise of these warrants and options in the near future, or at all.
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
The 119,860,088 shares that were subject to the Lock-Up Agreements constitute approximately 49.8% of our outstanding Class A common stock based on the number of shares of Class A common stock outstanding as of March 27, 2023. Additionally, 17,033,303 shares of our Class A common stock are issuable upon the exercise of our Warrants. The warrants became exercisable on August 26, 2021. All of the Founder Shares, Registered PIPE Shares, Private Placement Shares, the shares under the Engagement Letter, the shares issuable upon the vesting of Restricted Stock Units, and the Private Placement Warrants have been registered for resale under the Securities Act. As the lock-up restrictions have expired and the warrants are exercisable, the sale or possibility of sale of shares could have the effect of increasing the volatility in our share price or the market price of our securities could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
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
•our ability to maintain the listing of our securities on the Nasdaq;
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in Milpitas, California and manufacture our products at our facility located in Olive Branch, Mississippi. Our research and development activities are conducted at both our Milpitas and Olive Branch locations. We lease approximately 804,104 square feet of manufacturing space in Olive Branch under a lease expiring in March 2028. We also lease office space of 77,200 square feet in Milpitas under a lease expiring in September 2028. As of December 31, 2022, we have invested over $400.0 million in capital expenditures, primarily in the Olive Branch facility which continues to be our sole manufacturing hub since 2010. We believe our current facilities are secure under long-term leases and will support our anticipated growth over the next several years. As demand for our products increases, we expect to expand our operations in Olive Branch through the completion of a second production line, but do not intend to add new facilities in the near future.
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
We accrue a charge when our management determines that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. When a loss is probable, we record an accrual based on the reasonably estimable loss or range of loss. When no point of loss is more likely than another, we record the lowest amount in the estimated range of loss and disclose the estimated range. We do not record liabilities for reasonably possible loss contingencies but do disclose a range of reasonably possible losses if they are material and we are able to estimate such a range. If we cannot provide a range of reasonably possible losses, we explain the factors that prevent us from determining such a range. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. The ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, our business, financial condition, results of operations, or cash flows could be materially and adversely affected. We may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.
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
Defendants filed motions to dismiss on October 6, 2022, Stadium Capital filed its opposition to the motions on November 14, 2022. Defendants filed replies in support of the motions to dismiss on December 14, 2022. The motions are set for hearing on April 20, 2023.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
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
The stipulation deems the Damidi complaint to be the operative complaint in the consolidated case until any amended complaint is filed. The Damidi complaint asserts claims for violation of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint seeks unspecified money damages, restitution, punitive damages, and costs (including attorneys’ fees and accountants’ and experts’ fees, costs, and expenses). The Damidi complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
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
Given the early stage of these matters, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
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
7.the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $5.5 million in capital expenditures to install a wastewater treatment and recycling system;
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
The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. On November 7, 2022, View finalized an Agreed Order with the MCEQ as contemplated by the settlement terms. On November 16 and 17, 2022, Olive Branch and DCRUA, respectively, approved a joint Agreed Order with View consistent with the settlement terms. View continues to coordinate with MDEQ and the local authorities with respect to the obligations contemplated by the settlement terms, including obtaining a pretreatment permit from the Mississippi Environmental Quality Permit Board, which has not been granted as of the date of this Annual Report on Form 10-K.
We recognized the $5.0 million of penalties we expect to incur in conjunction with this settlement within other expense, net, for the year ended December 31, 2021, which is included within Accrued expenses and other current liabilities as of December 31, 2022 and 2021.
Section 205 Application
On March 5, 2021, the stockholders of CF Finance Acquisition Corp. II (“CF Finance”), now known as View, Inc., voted at a special meeting of stockholders (the “Special Meeting”) to approve certain matters relating to the business combination in which CF Finance acquired View Operating Corporation (formerly known as View, Inc.) (the “Business Combination”). Among these matters were proposals to amend CF Finance’s then-effective Amended and Restated Certificate of Incorporation to, among other things, (i) increase the number of authorized shares of Class A Common Stock from 100,000,000 to 400,000,000 shares (the “First Charter Amendment”) and (ii) increase the number of authorized shares of Class A Common Stock from 400,000,000 to 600,000,000 shares (the “Second Charter Amendment” and, collectively, the “Charter Amendments”).
The Charter Amendments were each approved by a majority of the shares of CF Finance’s Class A Common Stock and Class B Common Stock, voting together as a single class, which were outstanding as of the record date for the Special Meeting. Although the votes on the Charter Amendments were not structured as separate class votes by the holders of Class A Common Stock, the Charter Amendments each received the approval of the votes of a majority of shares of Class A Common Stock. At the Special Meeting, the stockholders also voted to approve the Business Combination. On March 5, 2021, CF Finance filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware reflecting the First Charter Amendment, and on March 8, 2021, CF Finance filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware reflecting the Second Charter Amendment.
A recent decision of the Court of Chancery of the State of Delaware has created uncertainty regarding the validity of the Charter Amendments and whether separate votes of the majority of the then-outstanding shares of Class A Common Stock would have been required under Section 242(b)(2) of the DGCL.
In light of the recent Court of Chancery decision, on February 15, 2023, the Company filed an application in the Court of Chancery pursuant to Section 205 of the DGCL seeking validation of the Charter Amendments and any shares issued pursuant thereto to resolve any uncertainty with respect to those matters (the “Application”). On February 16, 2023, the Court of Chancery granted the Company’s motion to expedite proceedings and set a hearing date for the Application to be heard. On March 6, 2023, the Court held a hearing on the Application. At the hearing, the Court entered an oral ruling on the record granting the Company’s Application, and subsequently entered a written order (1) validating and declaring effective the March 5, 2021, stockholder votes approving the Charter Amendments; (2) validating and declaring effective the Charter Amendments, including the filing and effectiveness thereof; and (3) validating and declaring authorized the Company’s securities (and the issuance of the securities) described in the Application, whether already issued or to be issued pursuant to authorization under the Charter Amendments.
Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “VIEW” and “VIEWW”, respectively.
Holders
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the Nasdaq (NASDAQ: VIEW). As of March 27, 2023, there were approximately 84 holders of record of approximately 240,740,922 shares of Class A Common Stock. The actual number of stockholders of our Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees. There were approximately 2 holders of record of approximately 17,033,303 public and private warrants, each exercisable for one share of Class A Common Stock at a price of $11.50 per share.
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
Following the Effective Time, View granted 12,500,000 performance-based restricted stock units for shares of Class A Common Stock of the Company (the “Officer RSUs”) and 5,000,000 options to purchase Class A Common Stock of the Company (the “Officer Options” and together with the Officer RSUs, the “Officer Earnout Awards”) to View’s executive officers. The Officer RSUs are subject to both time and market based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months, subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such Officer RSUs will vest if the share price hurdle of $20.00 is achieved. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months. On November 9, 2021, 1,000,000 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company. On March 8, 2022, 700,000 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company. For further details about the Officer Earnout Awards, see Note 13 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” and Part III, Item 13. “Executive Compensation” of this Annual Report on Form 10-K.
Following the Effective Time, View granted a nonqualified stock option award to its CEO to purchase 25,000,000 shares of Class A Common Stock of the Company at an exercise price of $10.00 per share (“CEO Option Award”), which will vest in ten equal tranches upon the achievement of certain stock price hurdles as specified for each tranche, subject to the CEO’s continued employment. For further details about the CEO Option Award, see Note 13 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” and Part III, Item 13. “Executive Compensation” of this Annual Report on Form 10-K.
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
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of December 31, 2022, 146,973 restricted stock units of these RSUs have vested.
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
On August 5, 2022, the Company’s board of directors, upon recommendation of the compensation committee, approved an amendment (the “Amendment”) to the Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the Officer RSUs remained in full force and effect. As of December 31, 2022, 4,725,000 restricted stock units of the Officer RSUs have vested and 2,217,046 restricted stock units were withheld and retired in connection with tax withholding payments made by the Company on behalf of the Officers.
On October 25, 2022, the Company entered into the Investment Agreement, pursuant to which it agreed to sell $200.0 million in aggregate principal amount of the Convertible Notes, with the option to sell an additional $40.0 million Notes, to the Purchasers in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company is selling the Convertible Notes to the Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the Purchasers in the Investment Agreement. The Company is issuing the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by RXR FP in the Warrant Agreements.
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
The Smart Building Platform includes end-to-end design and deployment services, and also enables next generation Smart Building Technologies. We began offering our Smart Building Platform for the following strategic reasons:
•To optimize the design, aesthetics, energy performance and cost of the entire smart façade (or digital skin) of the building, rather than just one component (smart glass), thus benefiting both customers and us.
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
Our next generation, smart building network is designed as a scalable and open infrastructure in which the smart window is now another node of the network; in addition, the network is now equipped to host other connected devices and applications, from both us and third parties, as additional nodes on the network. The network has its own 48v direct current power and power-over-ethernet ports to incorporate other connected devices on a standard protocol. Also integrated into the network throughout the building is gigabit speed linear ethernet coaxial cable, as well as optical fiber. Computer processing is also built into the backbone of the network with x86 and ARM processing cores. The network also includes an operating system with capabilities to run third party applications and services, security protocol to protect buildings from cyberattacks, and several elements of a digital twin of the building. Our smart building network also hosts artificial intelligence and machine learning engines, which we developed, and also provides access to artificial intelligence and machine learning engines that are in the cloud. The exterior of the building is the largest in surface area. With the smart building network, the entire exterior of the building can be digitized. Activating the exterior through digitization creates multiple opportunities for building owners and occupants.
This next generation, smart building network enables other devices and smart building applications to be built and connected to our smart building network. A few applications we have already built and deployed on our next generation network include:
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
In terms of the value propositions to our customers, our earlier generation smart glass product focused primarily on improving occupant experience and reducing energy costs through adjustments of the glass tint. The current generation of the product focuses not only on improving energy savings and user experience through smart glass; it also focuses on increasing occupant productivity, creating healthier buildings, and using data from other devices to develop broader insights that further improve building operations and reduce energy usage. Current scientific research supports that cognitive function and in turn, productivity goes up when building occupants are exposed to more natural light and comfortable workspaces; they sleep better, and they experience less eye strain, fewer headaches, and lower stress. In a study published in the International Journal of Environmental Health and Public Health in 2020, researchers at the University of Illinois and SUNY Upstate Medical University found that employees working next to View Smart Glass during the day slept 37 minutes longer each night, experienced half as many headaches, and performed 42% better on cognitive tests. The research was sponsored in part by us.
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
Today, our Smart Glass products are installed into over 48 million square feet of buildings, including offices, hospitals, airports, educational facilities, hotels, and multi-family residences. In addition to our Smart Building Platform, we continue to sell smart windows through our Smart Glass offering and several, individual smart building products through our Smart Building Technologies offerings. Across our combined product lines, our products are installed in 100 million square feet of buildings.
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the years ended December 31, 2022 and 2021 our revenue was $101.3 million and $74.0 million respectively, representing period-over-period growth of 36.9%.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by Congress and signed into law by President Joe Biden. The IRA includes the implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate incentives, and other provisions. The Investment Tax Credit (“ITC”) available to our customers under the IRA has increased demand for our products by reducing the net cost of our products to our customers. However, the full future impact of the ITC cannot be known with any certainty, and we may not recognize any or all of the expected benefits of the ITC.
While we believe that the prevailing secular trends will continue to drive adoption of smart glass, current macro-economic factors are having a negative impact on the overall real estate market including higher interest rates, uncertainty in the lending markets and post-COVID-19 pandemic office occupancy. The above growth strategies also depend upon our ability to continue as a going concern. As of the date of this Annual Report, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the filing of this Annual Report on Form 10-K.
As discussed further in Note 10 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” we raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of Convertible Senior Pay In Kind (“PIK”) Toggle Notes (The “Notes”). In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data.” While these plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet its obligations on a timely basis. Our business will require a significant amount of capital investments to execute our long-term business plans.
Technology Innovation
With more than 1,400 patents and patent filings and over 14 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. Since inception, we have made significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products to increase our differentiation in the market. In 2021 and 2020, we introduced a new suite of products to complement our market-leading smart glass and optimize the human experience while making buildings more intelligent. These products are collectively referred to under the umbrella brand name “The Smart Building Cloud”:
•View Net. Our next generation controls, software and services (“CSS”), a cloud-connected, network infrastructure offering that powers our smart glass products and can incorporate and power other smart building devices from us and other companies. This high bandwidth data and low voltage power network serves as the backbone to an intelligent building platform and provides future-proofing by enabling the addition of new capabilities during a building’s lifetime.
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
With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we have recently determined to reduce the level of spend in research and development as we focus on the profitability of our business. As such, we anticipate a moderation of our research and development expenses in future periods.
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
•Execution track record; and
•Manufacturing efficiency.
Capacity
We currently manufacture the insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform product offerings at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We believe our manufacturing facility will enable us to achieve economies of scale, meet future demand, and achieve profitability.
As of December 31, 2022, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million in future periods with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.
Components of Results of Operations
Revenue
View Smart Building Platform
We generate revenue by providing customers with a fully functional Smart Building Platform, a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization and installation of the framing of those IGUs, and installation of the completed smart glass windows and CSS components. We enter into contracts to provide our View

Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or the general contractor acting on behalf of our customers.
The contract with the customer outlines our rights and obligations, including specifications of the integrated platform to be provided. We take responsibility for all activities needed to fulfill our single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is our responsibility for performing an essential and significant service of integrating each of the inputs of the completed solution. Given that View is responsible for providing the service of integrating each of the inputs into a single combined output, View controls that output before it is transferred to the customer and accordingly, View is the principal in the arrangement and will recognize the entire arrangement fee as its revenue, with any fees that View pays to its subcontractors recognized in its cost of revenue.
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
We determine the transaction price based on the consideration expected to be received, which is the contract price. When the contract contains payment terms that are extended beyond one year or other financing arrangements in conjunction with the contract, a significant financing component may exist. In such cases, we adjust the contract price at an amount that reflects the cash selling price. Payment terms may vary but are generally net 30 days from request for payment.
We recognize revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of our contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs to be incurred for a contract exceed the transaction price, an accrual for the loss on the contract is recognized as cost of revenue in the period the contract is signed, and adjusted periodically as estimates are revised. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced.
View Smart Glass
We also generate revenue as a materials provider from the (i) manufacturing and sale of View Smart Glass IGUs and (ii) selling the View Smart Glass CSS components that when combined with the IGUs enable the IGUs to tint. View Smart Glass CSS revenues also includes a system design document that lays out the design of the IGUs and CSS components and a commissioning service in which the installed IGUs and CSS components are tested, and tinting configurations are set by us. Smart Glass products are designed and fabricated by us in order to meet the building-site specifications of the end user, which is typically the owner, tenant or developer of buildings. When the end user approves of the use of our products, a non-binding letter of understanding with the owner, tenant or developer is signed.
We subsequently enter into the legally enforceable supplier contracts with our customers, which are typically glaziers for IGUs and low-voltage electricians (“LVE”) or General Contractors (“GC”) for CSS, to deliver the Smart Glass products and services. The glaziers and LVEs are both subcontracted by the end user and are responsible for the design of the integrated platform, as well as assembly and installation of the IGUs and the CSS electrical components. As such, for this product offering, we serve as a materials provider to our customers and do not have a role in the assembly nor the installation of the framed IGUs. We enter into separate legally binding agreements with both the glazier and the LVE or GC, who are unrelated parties and therefore such contracts cannot be combined and accounted for as a single contract. We perform a commissioning service under the CSS contract after our customers have completed installation of the IGUs and CSS electrical components.
Contracts with glaziers for IGUs include the promise to provide multiple customized IGUs. Each IGU represents a distinct and separate single performance obligation as the customer can benefit from each unit on its own. Each unit is separately identifiable and does not modify or customize other units. We determine the transaction price based on the consideration expected to be received, which is generally the contractual selling price. Since the IGUs are customized to meet the building-site specifications of the ultimate end customer and have no alternative use to us and we have contractually enforceable rights to proportionate payment of the transaction price for performance completed to date, we recognize revenue over time as each IGU is manufactured using a cost-to-cost input method. Recognizing revenue using a cost-to-cost input method best depicts the Company’s performance in transferring control of the IGUs to the customer.
Contracts to deliver CSS to the customer, typically LVEs or GCs, contain multiple performance obligations for each promise in the CSS arrangement which is capable of being distinct and is separately identifiable in the context of the contract. This assessment requires management to make judgments about the individual promised good and service and whether each good and service is separable from the other goods and services in the contract. We determine the transaction price based on the consideration expected to be received, which is generally the contractual selling price. We allocate the transaction price to each performance obligation based on the relative standalone selling price (“SSP”). Management judgment is required in determining the SSP for contracts that contain products and services for which revenue is recognized both over time and at a point in time, and where such revenue recognition transcends multiple financial reporting periods due to the timing of delivery of such products and services. SSP is estimated based on the price at which the performance obligation is sold separately. We recognize revenue allocated to each performance obligation at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. For the control panels and electrical components, transfer of control generally occurs at a point in time upon shipment or delivery of the product and revenue is recognized upon shipment. For the system design, transfer of control generally occurs upon customer acceptance and revenue is recognized upon customer acceptance. For the commissioning services, which have a relatively short period of time over which the services are provided, transfer of control generally occurs upon acceptance of the installed products by the end user and revenue is recognized upon customer acceptance.
When the contract contains payment terms that are extended beyond one year or we enter into loan or financing arrangement in conjunction with the contract, a significant financing component may exist. In such cases, we adjust the contract price at an amount that reflects the cash selling price. We use a discount rate representing a borrowing rate had a separate financing transaction been entered between the two parties based on the customer’s creditworthiness.
In limited circumstances, we contract to provide extended or enhanced warranties of our products outside of the terms of its standard assurance warranty, which are recognized as revenue over the respective term of the respective extended or enhanced warranty period.
View Smart Building Technologies
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
The primary factor that impacts our cost of revenue as a percentage of revenues is the significant base operating costs that we incur as a result of our investment in manufacturing capacity to provide for future demand. At current production volume, these significant base operating costs result in higher costs to manufacture each IGU when compared to the sales price per IGU. As demand for our products increases and we achieve higher production yields, our cost of revenue as a percentage of revenue will decrease. Additional factors that impact our cost of revenue as a percentage of revenues include manufacturing efficiencies, cost of material, and mix of products. We expect to continue to incur significant base operating costs that will be absorbed over larger volumes of production as we scale our business. Following the restructuring plan discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” we have reduced certain of these base operating costs as we focus on running an efficient business.
Cost of revenues also includes the cost of subcontractors engaged to fabricate and unitize the specific smart glass products and for installation of IGUs and smart building infrastructure components. Further, and in contrast to View Smart Glass contracts in which losses associated with IGUs are recognized over time, our cost of revenue for our Smart Building Platform contracts includes the recognition of contract losses recorded upfront at contract execution within an initial loss accrual when the total current estimated costs for these contracts exceeds total contracted revenue. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. Given the growing nature of our business, we incur significant base operating costs attributable to our IGU production costs, which is a significant factor to the losses on these contracts. As we continue to ramp up our manufacturing volumes, we expect to absorb these base operating costs over larger volumes of production; therefore, we expect that the contract loss for individual contracts will decrease over time as a percentage of the total contract value. These economies of production have not been realized to date and the total amount of contract losses may not decrease in the near term as we continue to grow our business.
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software, that are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we have recently determined to reduce the level of spend in research and development as we focus on the profitability of our business as part of our restructuring plan discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data.” As such, we anticipate a moderation of our research and development expenses in future periods.
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
We expect our selling, general, and administrative expenses to decrease in absolute dollars in 2023 following our restructuring plan discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” as we right-size the business while focusing our presence in key geographies to support our customers and growing business and run an efficient business. Over time, we expect our selling, general and administrative expenses to decline as a percentage of revenue as we leverage these costs.
Interest Expense, Net
Interest expense, net consists primarily of interest paid on our debt facilities and amortization of debt discounts and issuance costs, net of interest income primarily received or earned on our cash, cash equivalents and short-term investment balances.
Other Expense, Net
Other expense, net primarily consists of penalties we expect to incur for the settlement of an environmental matter in 2021, foreign exchange gains and losses, and realized gains and losses from the sale of short-term investments.
Gain on Fair Value Change, Net
Our Sponsor Earn-out Shares, Private Placement Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the consolidated statements of operations. The redeemable convertible preferred stock warrants were converted to common stock as a result of the Merger. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the Warrants.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2022		2021
	Amount	% net of sales	Amount	% net of sales
Revenue	$101,328	100.0%	$74,007	100.0%
Costs and expenses:
Cost of revenue	203,157	200.5%	194,714	263.1%
Research and development	70,320	69.4%	93,477	126.3%
Selling, general, and administrative	159,688	157.6%	131,214	177.3%
Impairment of goodwill (Note 6)	9,097	9.0%	—	—%
Total costs and expenses	442,262	436.5%	419,405	566.7%
Loss from operations	(340,934)	(336.5)%	(345,398)	(466.7)%
Interest and other expense (income), net
Interest expense, net	2,926	2.9%	5,889	8.0%
Other expense, net	367	0.4%	6,355	8.6%
Gain on fair value change, net	(7,285)	(7.2)%	(24,290)	(32.8)%
Loss on extinguishment of debt	—	—%	10,018	13.5%
Interest and other (income) expense, net	(3,992)	(3.9)%	(2,028)	(2.7)%
Loss before provision (benefit) of income taxes	(336,942)	(332.5)%	(343,370)	(464.0)%
Provision (benefit) for income taxes	147	0.1%	(392)	(0.5)%
Net and comprehensive loss	$(337,089)	(332.7)%	$(342,978)	(463.4)%
Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Smart Building Platform	$55,356	$28,686	$26,670	93.0%
Percentage of total revenue	54.6%	38.8%
Smart Glass	34,982	41,740	(6,758)	(16.2)%
Percentage of total revenue	34.5%	56.4%
Smart Building Technologies	10,990	3,581	7,409	206.9%
Percentage of total revenue	10.8%	4.8%
Total	$101,328	$74,007	$27,321	36.9%
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
United States	$91,132	$63,519	$27,613	43.5%
Percentage of total revenue	89.9%	85.8%
Canada	10,128	9,555	573	6.0%
Percentage of total revenue	10.0%	12.9%
Other	68	933	(865)	(92.7)%
Percentage of total revenue	0.1%	1.3%
Total	$101,328	$74,007	$27,321	36.9%
For the year ended December 31, 2022, total revenue of $101.3 million represented an increase of $27.3 million or 36.9% from $74.0 million for the year ended December 31, 2021. This increase was primarily driven by a shift to the new View Smart Building Platform, offering introduced in the second quarter of 2021 and new Smart Building Technologies products, including the products acquired in the second half of 2021. The decline in Smart Glass revenues year over year is primarily attributable to our customer's decisions to select the newly offered Smart Building Platform offering rather than Smart Glass offering.
Costs and Expenses
Cost of Revenue

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Cost of revenue	$203,157	$194,714	$8,443	4.3%
Cost of revenue totaled $203.2 million, or 200.5% of net sales, in the year ended December 31, 2022, compared to $194.7 million, or 263.1% of net sales, in the year ended December 31, 2021. The cost of revenue decrease as a percentage of revenues during this period reflects the benefit of leveraging the minimum operating costs in the factory over higher revenues, favorable product mix across the three product offerings and lower levels of contract loss accruals.
The $8.4 million decrease in the cost of revenue in absolute dollars during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily driven by:
•a $22.4 million decrease in new contract loss accruals primarily due to improved profitability on new Smart Building Platform contracts year over year;
•an increase of $4.7 million for the usage of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized;
•a $6.1 million reduction in post-installation customer support costs, primarily due to a $4.8 million charge recorded in the first half of 2021 in connection with specific performance obligations promised to customers in connection with IGU failures associated with the previously discussed quality issue;
•approximately $2.8 million lower materials costs due to favorable factory yields;
•approximately $2.0 million of lower levels of smart window product costs due to lower revenues; and
•a $3.1 million decrease in stock-based compensation expense.
This decrease was partially offset by:
•$4.6 million net increase to factory operating costs primarily due to the scaling of our factory capacity in the second half of 2021 resulting in higher costs in the first half of 2022 as compared to the first half of 2021, partially offset by cost savings initiatives implemented in the second half of 2022;
•$39.8 million of increased subcontractor costs used for the delivery of the Smart Building Platform product due to higher volumes in the current year; and
•$3.8 million of higher levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
Cost of revenue for the years ended December 31, 2022 and 2021 included $1.8 million and $4.9 million of stock-based compensation expense, respectively.
Research and Development

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Research and development	$70,320	$93,477	$(23,157)	(24.8)%
Research and development expenses decreased $23.2 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to a $17.8 million reduction in depreciation expense primarily related to certain assets abandoned and written off in the second and third quarters of 2021, a $3.6 million decrease in stock-based compensation expense, and a $2.7 million decrease due to lower spending on the enhancement of existing products and development and enhancement of Smart Building Technology products.
Research and development expenses for the year ended December 31, 2022 and 2021 included $5.1 million and $8.7 million of stock-based compensation expense, respectively.

Selling, General, and Administrative

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Selling, general and administrative	$159,688	$131,214	$28,474	21.7%
Selling, general, and administrative expenses increased $28.5 million during the year ended December 31, 2022 compared to year ended December 31, 2021, primarily due to an increase of approximately $10.7 million of legal, consulting and accounting expenses year over year due to the restatement of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and the Quarterly Report on Form 10-Q/A for the three months ended March 31, 2021, and other related work, a $6.0 million increase in stock-based compensation primarily due to the modification of the Officer RSUs that removed the market-based vesting conditions and resulted in incremental compensation cost recognized in August 2022, and an $8.2 million increase for employee compensation and benefits associated with an increase in headcount, particularly as it relates to sales support for our growing business, and incentive compensation.
Selling, general, and administrative expenses for the year ended December 31, 2022 and 2021 included $65.9 million and $60.0 million of stock-based compensation expense, respectively.
Impairment of Goodwill

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Impairment of goodwill	$9,097	$—	$9,097	100.0%
The results of our annual goodwill impairment test as of October 1, 2022 did not indicate any impairment of goodwill. During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our reporting unit. We therefore determined it appropriate to perform an interim quantitative assessment of our reporting unit as of December 31, 2022. As a result, we determined that the carrying value of our reporting unit exceeded its fair value and recorded an impairment of goodwill of $9.1 million during the fourth quarter of 2022.
The results of our annual goodwill impairment test as of October 1, 2021 did not indicate any impairment of goodwill and no events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable as of December 31, 2021. As such, there was no impairment of goodwill or intangible assets during the year ended December 31, 2021.
Interest and Other Expense, net

	Fiscal Year Ended December 31,
	2022	2021	Change ($)	Change (%)
Interest expense, net	$2,926	$5,889	$(2,963)	(50.3)%
Other expense, net	367	6,355	(5,988)	(94.2)%
Gain on fair value change, net	(7,285)	(24,290)	17,005	(70.0)%
Loss on extinguishment of debt	$—	$10,018	$(10,018)	(100.0)%
Interest Expense, Net
Interest expense, net decreased $3.0 million during the year ended December 31, 2022 compared to year ended December 31, 2021. This decrease primarily relates to $4.6 million in interest expense on the revolving debt facility that was repaid in full at Closing during the first quarter of 2021 and $1.9 million increase in interest income primarily related to short term investments purchased during the fourth quarter of 2022, partially offset by $3.7 million in interest expense on the Convertible Notes that were issued during the fourth quarter of 2022.
Other Expense, Net
Other expense, net decreased $6.0 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. This decrease is primarily due to $5.0 million of penalties incurred during the year ended December 31, 2021 in conjunction with the proposed settlement between View and the United States government to resolve claims and charges against View relating to our discharges of water into publicly owned treatment works without first obtaining a pretreatment permit. See Note 8 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data” for further discussion of this matter.

Gain on Fair Value Change, Net
The gain on fair value change, net during the years ended December 31, 2022 and 2021, was primarily related to changes in the fair value of our Sponsor Earn-Out liability and our redeemable convertible preferred stock warrants prior to their conversion in the first quarter of 2021.
Loss on extinguishment of debt
During the year ended December 31, 2021, we recorded a loss of $10.0 million on debt extinguishment related to the full repayment of the revolving debt facility at Closing.
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes did not fluctuate materially during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Liquidity and Capital Resources
As of December 31, 2022, we had $95.9 million in cash and cash equivalents, $102.3 million in short term investments and $183.7 million in working capital. The Company’s accumulated deficit totaled $2,594.4 million as of December 31, 2022. For the years ended December 31, 2022 and 2021, we had a net loss of approximately $337.1 million and $343.0 million, respectively, and negative cash flows from operations of approximately $259.7 million and $261.3 million, respectively. We have determined that there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs and meet our obligations for at least twelve months from the filing of this Annual Report on Form 10-K.
We have historically financed our operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. As discussed further in Note 10 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” we raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of the Convertible Notes. In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, capital expenditures associated with our capacity expansion, and the continuing market adoption of our products. Our business will require significant amounts of capital to sustain operations and we will require a significant amount of capital investments to execute our long-term business plans.
While we recently raised additional financing during 2022, there can be no assurance that future necessary financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, such as through the sale of our common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 11 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
Our total current liabilities as of December 31, 2022 are $112.5 million, including $10.4 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of December 31, 2022 that will come due during the next 12 months from the date of the issuance of this Annual Report on Form 10-K include $1.4 million in operating and finance lease payments and $2.3 million in estimated settlements of warranty liabilities. In addition, as disclosed in Note 8 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” we have an agreement with one customer that could result in up to $3.0 million additional issuance of cash under a promissory note over the next 12 months.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 17 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data.” When combined, we expect these plans will result in annualized cash savings of approximately $50 million that will be fully in place beginning in the third quarter of 2023. While our plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Further, we are continuing to evaluate the impact of the ITC available to our customers under the IRA passed by Congress and signed into law on August 16, 2022, which management expects to bring the cost of our products to cost parity with conventional windows. Management further expects a resulting increase in demand for our products, allowing us to leverage our minimum operating costs in the factory even further over higher revenues and make further progress towards our objective of profitable operations.
If we are unable to obtain adequate capital resources to fund operations by raising additional capital and attaining and maintaining profitable operations, we would not be able to continue to operate our business pursuant to our current business plan, which would require us to modify our operations to further reduce spending by, among other things, delaying, scaling back or eliminating some or all of our ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on our operations and our ability to increase revenues, or we may be forced to discontinue our operations entirely.
Debt
6.00% / 9.00% Convertible Senior PIK Toggle Notes due 2027 (the “Convertible Notes”)
In the fourth quarter of 2022, we completed a private placement of $212.3 million aggregate principal amount of Convertible Notes, which will mature on October 1, 2027. The net proceeds from the sale of the Convertible Notes were approximately $206.3 million, after deducting fees and estimated offering expenses. We intend to use the net proceeds from this sale for general corporate purposes.
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), which is payable semi-annually in arrears on April 1st and October 1st of each year or 9.00% per annum through the issuance of additional Convertible Notes (“PIK Interest”). The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of View, Inc. Common Stock or a combination thereof, at our election. The initial conversion rate was 747.6636 shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $1.3375 per share.
For additional information on the Convertible Notes, refer to Note 10 of the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data.”
Term Loan
As of December 31, 2022, we had $14.0 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we were required to make semi-annual payments of $0.7 million through June 30, 2032. As of December 31, 2022, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $12.5 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of December 31, 2022, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of December 31, 2022, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Fiscal Year Ended December 31,
	2022	2021
Net cash used in operating activities	(259,691)	(261,313)
Net cash used in investing activities	(124,389)	(31,037)
Net cash provided by financing activities	200,702	515,200
Cash Flows from Operating Activities
Net cash used in operating activities was $259.7 million for the fiscal year ended December 31, 2022. The most significant component of our cash used during this period was a net loss of $337.1 million adjusted for non-cash charges of $72.8 million related to stock-based compensation, $24.0 million related to depreciation and amortization and $9.1 million related to the impairment of goodwill, partially offset by $7.3 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $26.4 million from changes in operating assets and liabilities, primarily due to a $12.2 million increase in accounts receivable as a result of increased revenue and timing of collections, a $9.5 million increase in prepaid and other current assets as a result of increases in deposits paid to our materials suppliers to secure inventory availability and increases in contract assets with customers, a $7.1 million increase in inventory to secure availability to meet increased demand and a $2.4 million increase in accrued expenses and other liabilities, including a $5.7 million reduction to loss accruals for work performed during fiscal year 2022, a $5.1 million reduction in general accruals and a $2.7 million reduction in warranty accruals primarily related to settlements during 2022, offset by a $15.9 million increase in subcontractor accruals associated with the delivery of the Smart Building Platform product as a result of higher volumes in the current year.
Net cash used in operating activities was $261.3 million for the fiscal year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $343.0 million adjusted for non-cash charges of $73.6 million related to stock-based compensation, $41.8 million related to depreciation and amortization, and $10.0 million related to a loss on extinguishment of debt, partially offset by $24.3 million on-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $21.4 million from changes in operating assets and liabilities, primarily due to an $18.2 million increase in accounts receivable as a result of increased revenue and timing of collections and a $17.2 million increase in prepaid and other current assets as a result of increases in contract assets with customers for the new View Smart Building Platform offering and increases in short term deposits with suppliers consistent with the growth of operations. These increases to cash outflows were partially offset by a $10.2 million increase in accrued expenses and other liabilities as a result of an increase in accruals for expenses also consistent with the growth of operations.
Cash Flows from Investing Activities
Net cash used in investing activities was $124.4 million for the fiscal year ended December 31, 2022, which was primarily due to purchases of short-term investments of $140.6 million, purchases of property plant and equipment of $15.8 million and cash disbursement under a note receivable of $7.0 million, partially offset by proceeds from the maturity from short-term investments of $39.0 million.
Net cash used in investing activities was $31.0 million for the fiscal year ended December 31, 2021, which was due to purchases of property, plant and equipment of $26.1 million and cash paid for acquisitions of $4.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $200.7 million for the fiscal year ended December 31, 2022, which was primarily due to proceeds from the issuance of convertible notes of $206.2 million, net of transaction costs, partially offset by $3.5 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and long-term debt payments of $2.0 million.
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
During the course of business, the Company's bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of December 31, 2022 and 2021, the total value of the letters of credit issued by the bank are $15.7 million and $16.5 million, respectively. No amounts have been drawn under the standby letter of credit.
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
If actual costs differ substantially from our estimates, revisions to the estimated loss associated with the project is recognized in the period incurred and could also result in changes to the estimated contract loss accrual. The total change in estimated costs from initial estimates was not material for the year ended December 31, 2022 and 2021. If there were a 10% change in future estimated costs for all Smart Building Platform contracts as of December 31, 2022, the impact to Cost of revenue would be approximately $9.5 million.
Product Warranties
In fiscal year 2019, we identified a quality issue with certain material purchased from one of our suppliers utilized in the manufacturing of certain IGUs and immediately stopped using the affected materials upon identification of the issue. We have replaced and expect to continue to replace the affected IGUs related to this quality issue for the remainder of the period covered by the warranty. We developed a statistical model to analyze the risk of failure of the affected IGUs and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considers the volume, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors (i.e., heat and humidity factors at installed location). Based on this analysis, we have recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs we expect to incur to replace the IGUs based on warranty contractual terms and our customary business practices.
We monitor the cost to fulfill warranty obligations and may make revisions to our warranty liabilities if actual costs of product repair and replacement are significantly higher or lower than estimated. This warranty liability is based on estimates of failure rates and future replacement costs that are updated periodically, taking into consideration inputs such as changes in the number of failures compared with the Company’s historical experience, and changes in the cost of servicing warranty claims. Management judgment is necessary to estimate the future cost of servicing warranty claims. This estimated cost includes the Company’s expectations regarding future total cost of replacement, as well as fixed cost absorption as production increases. If estimated future costs are 10% higher than projected, our warranty liability associated with these affected IGUs would be approximately $4.0 million higher than that recorded as of December 31, 2022.
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
The amount and timing of any impairment charges requires the estimation of future cash flows based on management’s best estimates and projections of certain key factors, including future selling prices and volumes, operating and material costs, various other projected operating economic factors and other intended uses of the assets. Changes in these estimates and assumptions could produce materially different results.
As of December 31, 2022, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2022. Based on the results of this test, we concluded that the fair value of the asset group was substantially above its carrying value, and no impairment was recorded as of December 31, 2022.
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
Impairment of Goodwill
Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but reviewed for impairment as of October 1 each fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. These events or circumstances could include a significant change in the business climate, regulatory environment, established business plans, operating performance indicators or competition. Potential impairment indicators may also include, but are not limited to, (i) the results of our most recent annual or interim impairment testing, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any, and (iv) other macroeconomic factors, such as increases in interest rates that may affect the weighted average cost of capital, volatility in the equity and debt markets, or fluctuations in foreign currency exchange rates that may negatively impact our reported results of operations.
Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Our single operating segment is also our single reporting unit as we do not have segment managers and there is no discrete information reviewed at a level lower than the consolidated entity level. All of our assets and liabilities are assigned to this single reporting unit. We estimate the fair value of our reporting unit using the discounted cash flow method. This calculation requires the use of significant estimates and assumptions, such as: (i) the estimation of future revenue and projected margins, which are dependent on our internal cash flow forecast; (ii) estimation of the terminal growth rate and capital spending; and (iii) determination of the discount rate. The discount rate used is based on our weighted average cost of capital and are adjusted for risks and uncertainties inherent in our business and in our estimation of future cash flows. As part of the goodwill impairment test, we also consider our market capitalization in assessing the reasonableness of the fair value estimated for our reporting unit. The estimates and assumptions used to calculate the fair value of our reporting unit from year to year are based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could produce materially different results.
The results of our annual goodwill impairment test as of October 1, 2022 did not indicate any impairment of goodwill. During the fourth quarter of 2022, subsequent to our annual goodwill impairment analysis, we experienced a sustained decline in our stock price resulting in our market capitalization being less than the carrying value of our reporting unit. We therefore determined it appropriate to perform an interim quantitative assessment of our reporting unit as of December 31, 2022. As a result, we determined that the carrying value of our reporting unit exceeded its fair value and recorded an impairment of goodwill of $9.1 million during the fourth quarter of 2022. As of December 31, 2022 we no longer have any recorded goodwill.
The results of our annual goodwill impairment test as of October 1, 2021 did not indicate any impairment of goodwill and no events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable as of December 31, 2021. As such, there was no impairment of goodwill or intangible assets during the year ended December 31, 2021.

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
No options were issued during the year ended December 31, 2022. The estimated grant date fair values of time vested stock options granted to employees and non-employees during the year ended December 31, 2021 were calculated using the Black-Scholes option-pricing models based on the following assumptions:

Fiscal year ended December 31,
2021
Expected volatility	70%
Expected terms (in years)	5.4-6.7
Expected dividends	0%
Risk-free rate	0.4%-1.5%
Expected volatility: As our common stock had only recently become publicly traded when these options were granted, the expected volatility for our stock options was determined by using an average of historical volatilities of selected industry peers deemed to be comparable to our business corresponding to the expected term of the awards.
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
Stock Compensation - CEO Option Award and Officer RSUs
We measured the fair value of our market condition-based CEO Option Award and Officer RSUs using a Monte Carlo simulation model that utilized significant assumptions, including volatility, expected term, risk free rate that determine the probability of satisfying the market condition stipulated in the award to calculate the fair value of the award. Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that were highly complex and subjective, such as determining the expected volatility of our common stock. Due to the limited history of trading of our common stock at the time these awards were granted, we determined expected volatility based on a peer group of publicly traded companies. Changes in any or all of these estimates and assumptions or the relationships between those assumptions could have had a material impact on the valuation of these awards and the related stock-based compensation expense.
The following table summarizes the assumptions used in estimating the fair value of CEO Option Award and Officer RSUs:

	CEO Option Award	Officer RSUs
Expected stock price	$9.19	$9.19
Expected volatility	54.0%	56.0%
Risk-free rate	1.59%	0.60%
Expected terms (in years)	10.0	4.0
Expected dividends	0%	0%
Discount for lack of marketability	20%	n/a
As discussed further in Note 13 of the “Notes to Consolidated Financial Statements” included in Part II, Item 8. “Financial Statements and Supplementary Data,” the Officer RSUs were modified on August 5, 2022 to remove the market-based vesting condition; and therefore, the valuation assumptions above for the Officer RSUs only apply to the original awards prior to this modification.
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
The following table summarizes the assumptions used in estimating the fair value of the Sponsor Earn-Out Shares at each of the relevant periods:

	December 31, 2022	March 8, 2021 (Closing Date)
Stock price	$0.96	$3.91
Expected volatility	69.25%	52.50%
Risk free rate	4.22%	1.12%
Expected term (in years)	3.2	4.2
Expected dividends	0%	0%
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

View, Inc.
Consolidated Financial Statements
for the Fiscal Years Ended December 31, 2022 and December 31, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of View, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of View, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, since its inception the Company has not achieved profitable operations or positive cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
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
Product Warranties - Specific Warranty Liability for Certain Insulating Glass Units
As described in Notes 1 and 7 to the consolidated financial statements, in 2019, the Company identified a quality issue with certain material purchased from one of its suppliers utilized in the manufacturing of certain Insulating Glass Units (IGU). The Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. Management developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, management has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs management expects to incur to replace the IGUs based on warranty contractual terms and business practices. Considering the uncertainty inherent in the failure analysis, including the actual timing of the failures and the number of defective IGUs, as well as uncertainty regarding future supply chain costs and production volumes that may impact the projected costs to replace defective IGUs in future years, it is reasonably possible that the amount of costs to be incurred to replace the defective IGUs could ultimately be materially different from the estimate. The total warranty liability included $30.8 million as of December 31, 2022, related to these IGUs.
The principal considerations for our determination that performing procedures relating to the specific warranty liability for certain IGUs is a critical audit matter are (i) the significant judgment by management when determining the specific warranty liability for certain IGUs due to the use of a statistical model to estimate the affected IGUs expected to fail in the remaining warranty period and the judgment required to estimate the costs to replace the affected IGUs, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s estimate of affected IGUs expected to fail in the remaining warranty period and to evaluate the significant assumptions related to the convergence thresholds used in the statistical model and the estimated costs to replace the IGUs to calculate the estimated warranty liability, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, a material weakness existed related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included, among others, (i) testing management’s process for determining the specific warranty liability for certain IGUs; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) evaluating the appropriateness of the statistical model used to estimate the number of affected IGUs expected to fail in the remaining warranty period, and (iv) evaluating the reasonableness of significant assumptions related to the convergence thresholds used in the statistical model and the estimated costs to replace the IGUs. Evaluating the reasonableness of the estimated costs to replace IGUs included, among others, evaluating estimated manufacturing costs through assessment of historical production volumes and costs and evaluating historical and forecasted third-party cost information. Professionals with specialized skill and knowledge were used to assist in the evaluation of the statistical model used by management as well as the convergence thresholds used within the statistical model.
Revenue Recognition –Estimates of Costs to Complete View Smart Building Platform Contracts
As described in Notes 1 and 3 to the consolidated financial statements, the Company enters into contracts with the Smart Building Platform customers, which are typically the owners, tenants or developers of buildings, or the general contractor acting on behalf of the Company’s customers. Given that the Company is responsible for providing the service of integrating each of the inputs into a single combined output and the Company controls that output before it is transferred to the customer, the Company is the principal in the arrangement, and will recognize the entire arrangement fee as its revenue, with any fees that it pays to its subcontractors recognized in its cost of revenue. As the Company performs a significant service of integrating the promised goods and services into a combined output, these contracts constitute a single, combined performance obligation. Management determines the transaction price based on the consideration expected to be received, which is the contract price. The Company recognizes revenue over time using a cost-to-cost input method where progress on the performance obligation is measured by the proportion of actual costs incurred to the total costs expected to complete the contract. Recognizing revenue using a cost-to-cost input method provides an objective measure of progress and thereby best depicts the extent of transfer of control to the customer. Management judgment is required to estimate the progress towards completion. Significant changes in this estimate could affect the profitability of the Company’s contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs for a contract exceed contracted revenue, an accrual for the loss on the contract is recognized as cost of revenue at the time of contract execution. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced. During the year ended December 31, 2022, the Company recognized a total of $12.0 million for initial contract loss accruals, of which the balance of estimated contract losses for work that had not yet been completed totaled $15.0 million as of December 31, 2022. Revenues relating to the Smart Building Platform contracts were $55.4 million for the year ended December 31, 2022.
The principal considerations for our determination that performing procedures relating to revenue recognition - estimates of costs to complete View Smart Building Platform contracts is a critical audit matter are (i) the significant judgment by management when determining the total costs expected to complete View Smart Building Platform contracts, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the estimates of total costs expected to complete arrangements where revenue is recognized over time. As disclosed by management, a material weakness existed related to this matter.
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

San Jose, California
March 31, 2023

We have served as the Company's auditor since 2013.

View, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$95,858	$281,081
Short-term investments	102,284	—
Accounts receivable, net of allowances	42,407	30,605
Inventories	17,373	10,267
Prepaid expenses and other current assets	38,297	21,579
Total current assets	296,219	343,532
Property and equipment, net	262,360	268,401
Restricted cash	16,448	16,462
Right-of-use assets	18,485	21,178
Other assets	25,514	29,493
Total assets	$619,026	$679,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,099	$24,186
Accrued expenses and other current liabilities	72,410	59,456
Accrued compensation	9,799	9,508
Deferred revenue	9,199	11,460
Total current liabilities	112,507	104,610
Debt, non-current	109,754	13,960
Debt, non-current - related party	109,083	—
Sponsor earn-out liability	506	7,624
Lease liabilities	19,589	22,997
Other liabilities	47,095	50,537
Total liabilities	398,534	199,728
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 600,000,000 shares authorized December 31, 2022 and December 31, 2021, respectively; 221,735,925, and 219,195,971 shares issued and outstanding as of December 31, 2022 and 2021, respectively	23	22
Additional paid-in-capital	2,814,889	2,736,647
Accumulated deficit	(2,594,420)	(2,257,331)
Total stockholders' equity	220,492	479,338
Total liabilities and stockholders’ equity	$619,026	$679,066

The accompanying notes are an integral part of these consolidated financial statements.

View, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands, except share and per share data)

	Fiscal year ended December 31,
	2022	2021
Revenue	$87,934	$74,007
Revenue - related party	13,394	—
Total revenue	$101,328	$74,007
Costs and expenses:
Cost of revenue	186,216	194,714
Cost of revenue - related party	16,941	—
Research and development	70,320	93,477
Selling, general, and administrative	159,688	131,214
Impairment of goodwill (Note 6)	9,097	—
Total costs and expenses	442,262	419,405
Loss from operations	(340,934)	(345,398)
Interest and other expense (income), net
Interest expense, net	2,926	5,889
Other expense, net	367	6,355
Gain on fair value change, net	(7,285)	(24,290)
Loss on extinguishment of debt	—	10,018
Interest and other (income) expense, net	(3,992)	(2,028)
Loss before provision (benefit) of income taxes	(336,942)	(343,370)
Provision (benefit) for income taxes	147	(392)
Net and comprehensive loss	$(337,089)	$(342,978)

Net loss per share, basic and diluted	$(1.56)	$(1.97)
Weighted-average shares used in calculation of net loss per share, basic and diluted	215,558,271	173,692,582

The accompanying notes are an integral part of these consolidated financial statements.

View, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	5,222,852	1,812,678	73,483	7	89,782	(1,914,353)	(1,824,564)
Retroactive application of reverse recapitalization (Note 2)	(5,101,421)	—	(71,774)	(7)	7	—	—
Balances as of December 31, 2020, as converted	121,431	1,812,678	1,709	—	89,789	(1,914,353)	(1,824,564)
Conversion of redeemable convertible preferred stock to common stock in connection with reverse recapitalization	(121,431)	(1,812,678)	121,431	12	1,812,666	—	1,812,678
Reverse recapitalization transaction, net of fees	—	—	93,865	10	745,741	—	745,751
Conversion of redeemable convertible preferred stock warrants to common stock warrants in connection with reverse recapitalization	—	—	—	—	7,267	—	7,267
Issuance of common stock upon exercise of stock options	—	—	76	—	413	—	413
Vesting of restricted stock units	—	—	115	—	—	—	—
Issuance of common stock in connect with WorxWell acquisition	—	—	2,000	—	5,558	—	5,558
Issuance of warrants in connection with WorxWell acquisition	—	—	—	—	1,593	—	1,593
Stock-based compensation	—	—	—	—	73,620	—	73,620
Net loss	—	—	—	—	—	(342,978)	(342,978)
Balances as of December 31, 2021	—	—	219,196	22	2,736,647	(2,257,331)	479,338
Vesting of RSUs	—	—	4,757	1	(1)	—	—
Shares withheld related to net share settlement	—	—	(2,217)	—	(3,482)	—	(3,482)
Issuance of warrants in connection with Strategic Agreement	—	—	—	—	9,201	—	$9,201
Stock-based compensation	—	—	—	—	72,524	—	72,524
Net loss	—	—	—	—	—	(337,089)	(337,089)
Balances as of December 31, 2022	—	$—	221,736	$23	$2,814,889	$(2,594,420)	$220,492

The accompanying notes are an integral part of these consolidated financial statements.

View, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(337,089)	$(342,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,955	41,757
Loss on extinguishment of debt	—	10,018
Gain on fair value change, net	(7,285)	(24,290)
Stock-based compensation	72,783	73,620
Impairment of goodwill	9,097	—
Other	5,205	1,971
Changes in operating assets and liabilities:
Accounts receivable	(12,186)	(18,218)
Inventories	(7,106)	(3,784)
Prepaid expenses and other current assets	(9,509)	(17,191)
Other assets	519	(2,673)
Accounts payable	1,523	5,339
Deferred revenue	(2,262)	6,222
Accrued compensation	292	(1,319)
Accrued expenses and other liabilities	2,372	10,213
Net cash used in operating activities	(259,691)	(261,313)
Cash flows from investing activities:
Purchases of property and equipment	(15,767)	(26,099)
Purchase of short-term investments	(140,623)	—
Maturities of short-term investments	39,000	—
Disbursement under loan receivable (Note 8)	(6,999)	—
Acquisitions, net of cash acquired	—	(4,938)
Net cash used in investing activities	(124,389)	(31,037)
Cash flows from financing activities:
Proceeds from issuance of debt (Note 10)	100,074	—
Proceeds from issuance of debt - related party (Note 16)	112,234	—
Payment of debt issuance costs (Note 10)	(2,887)	—
Payment of debt issuance costs - related party (Note 16)	(3,236)	—
Repayment of revolving debt facility (Note 10)	—	(257,454)
Repayment of other debt obligations (Note 10)	(1,470)	—
Payments of obligations under finance leases	(531)	(1,278)
Proceeds from issuance of common stock upon exercise of stock options and warrants	—	403
Proceeds from reverse recapitalization and PIPE financing (Note 2)	—	815,184
Payment of transaction costs (Note 2)	—	(41,655)
Taxes paid related to the net share settlement of equity awards (Note 11)	(3,482)	—
Net cash provided by financing activities	200,702	515,200
Net (decrease) increase in cash, cash equivalents and restricted cash	(183,378)	222,850
Cash, cash equivalents and restricted cash, beginning of period	297,543	74,693
Cash, cash equivalents and restricted cash, end of period	$114,165	$297,543
Supplemental disclosure of cash flow information:
Cash paid for interest	$68	$19,380
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$2,737	$8,658
Conversion of redeemable convertible preferred stock to common stock	$—	$1,812,678
Conversion of redeemable convertible preferred stock warrants to common stock warrants	$—	$7,267
Common stock issued in exchange for services associated with the reverse recapitalization	$—	$7,500
Common stock issued upon vesting of restricted stock units	$7,481	$726
Holdback related to acquisition	$—	$1,061
Change in right-of-use assets or property and equipment exchanged for lease obligations	$—	$1,094
The accompanying notes are an integral part of these consolidated financial statements.

View, Inc.
Notes to Consolidated Financial Statements

1.Organization and Summary of Significant Accounting Policies
Organization
View, Inc. (f/k/a CF Finance Acquisition Corp. II) and its wholly owned subsidiaries (collectively “View” or the “Company”) headquartered in Milpitas, California, is a technology company that manufactures smart building products intended to help improve people’s health, productivity and experience, while simultaneously reducing energy consumption. View’s primary product is a proprietary electrochromic or “smart” glass panel that when combined with View’s proprietary network infrastructure and software, intelligently adjusts in response to the sun by tinting from clear to dark states, and vice versa thereby reducing heat and glare. The Company is devoting substantially all of its efforts towards the manufacturing, sale and further development of its product platforms, and marketing of both custom and standardized product solutions. The Company has also devoted significant resources to enable its new View Smart Building Platform, a new offering beginning in 2021.
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
Smaller Reporting Company (SRC) Status
The Company is a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Company intends to take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as it qualifies as a smaller reporting company. The Company may be a smaller reporting company in any year in which (i) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) (a) our annual revenue is less than $100.0 million during the most recently completed fiscal year and (b) the market value of our voting and non-voting ordinary shares held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
Basis of Presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial reporting and reflect the financial position, results of operations and cash flows of the Company. The Company’s consolidated financial statements include the accounts of View, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company's fiscal year ends on December 31.
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
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,594.4 million as of December 31, 2022. For the years ended December 31, 2022

View, Inc.
Notes to Consolidated Financial Statements

and 2021, the Company had a net loss of approximately $337.1 million and $343.0 million, respectively, and negative cash flows from operations of approximately $259.7 million and $261.3 million, respectively. Cash and cash equivalents as of December 31, 2022 was $95.9 million and short-term investments as of December 31, 2022 was $102.3 million. The Company has historically financed its operations through the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, the gross proceeds associated with the Merger and revenue generation from product sales. As noted in Note 10, the Company raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of Convertible Senior Pay in Kind (“PIK”) Toggle Notes (“Convertible Notes”).
The Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs and meet its obligations for at least twelve months from the date of these financial statements.
In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 17. While these plans are anticipated to reduce cash outflow when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require a significant amount of capital investments to execute its long-term business plans.
While the Company recently raised additional financing during 2022, there can be no assurance that future necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds in the future by issuing equity securities, such as through the sale of the Company’s common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 11, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
If the Company is unable to obtain adequate capital resources to fund operations by raising additional capital and attaining and maintaining profitable operations or raising additional capital, the Company would not be able to continue to operate the business pursuant to the Company’s current business plan, which would require the Company to modify its operations to further reduce spending to a sustainable level by, among other things, delaying, scaling back or eliminating some or all of the Company’s ongoing or planned investments in corporate infrastructure, business development, sales and marketing, research and development and other activities, which would have a material impact on the Company’s operations and its ability to increase revenues, or the Company may be forced to discontinue its operations entirely.
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

View, Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents are held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of December 31, 2022, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the year ended December 31, 2022, three customers represented greater than 10.0% of total revenue, accounting for 13.2%, 12.9%, and 11.0% of total revenue, respectively. For the year ended December 31, 2021, two customers represented greater than 10.0% of total revenue, accounting for 12.2% and 11.8% of total revenue, respectively. Two customers accounted for 27.3% of accounts receivable, net as of December 31, 2022, including 17.3% and 10.0%, respectively. Four customers accounted for 53.0% of accounts receivable, net as of December 31, 2021, including 15.2%, 13.3%, 12.8% and 11.8%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Shortages could occur in these materials due to an interruption of supply or increased demand in the industry. For the year ended December 31, 2022, each of three suppliers accounted for 30.7%, 12.9% and 11.1% of total purchases, respectively. For the year ended December 31, 2021, one supplier accounted for 34.0% of total purchases.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash equivalents are invested in demand deposits, U.S. Treasury bills, or money market mutual funds. Demand deposits and U.S Treasury bills are carried at cost, which approximates fair value, and money market funds are reported at fair value based upon quoted market prices.
Restricted Cash
The Company is required by its bank to collateralize letters of credit issued to the Company’s lessors, suppliers, customers, utility providers, and for the Company’s purchasing card program. All amounts in restricted cash as of December 31, 2022 and 2021 represent funds held in certificates of deposit and are stated at cost, which approximates fair value. Restricted cash is classified as current or non-current on the consolidated balance sheets based on the remaining term of the restriction.
Short Term Investments
The Company considers investments with original maturities greater than three months and remaining maturities less than one year to be short-term investments. The Company's portfolio of marketable debt securities is primarily comprised of Commercial Paper, Corporate Notes or Bonds, U.S. Treasury bills, and U.S. government securities, which are classified as available-for-sale. The Company reevaluates such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements.
These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value. Unrealized gains or losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. Realized gains and losses earned upon the sale or maturity of available-for-sale securities are derived using the specific-identification method, and amortization of premiums and accretion of discounts are reported in other expense, net in the consolidated statements of comprehensive loss.
An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other expense, net in the consolidated statements of operations. No such adjustments were necessary during the periods presented.

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
Cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable are carried at cost, which approximates fair value due to the short maturity of these instruments. Short-term and long-term debt associated with the term loan is carried at amortized cost, which approximates its fair value. The Convertible Notes are carried at amortized cost and their fair value is determined using Level 3 inputs, as discussed further in Note 10.
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
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the

View, Inc.
Notes to Consolidated Financial Statements

Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the consolidated statements of comprehensive loss. The Company recorded inventory impairments of $12.9 million and $10.4 million as of December 31, 2022 and 2021.
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
Internal Use Software
Certain development costs associated with internal use software incurred during the application development stage are capitalized. Costs associated with preliminary project phase activities, training, maintenance and any post-implementation costs are expensed as incurred. Capitalized internal use software costs are normally amortized over an estimated useful life of 5 years once the related project has been completed and deployed for use. Such capitalized internal use software has not been material in any of the periods presented through December 31, 2022.
Capitalized Software Development Costs
The capitalization of software development cost for products to be marketed begins when a product’s technological feasibility has been established. Technological feasibility is established when a working model has been completed and the completeness of the working model has been confirmed by testing. Capitalization ends when the resulting product is available for general market release. Costs during the period prior to technological feasibility are expensed as incurred. The Company ensures that technological feasibility has been achieved for products to be marketed to external users before the release of those products. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Such software development costs required to be capitalized have not been material in any of the periods presented through December 31, 2022.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events indicate that a potential impairment may have occurred. If such events arise, the Company will compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded at the amount by which the carrying amount of the asset group exceeds the fair value of the assets, based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no impairments of long-lived assets during the years ended December 31, 2022 and 2021.
Leases
The Company’s lease portfolio includes leases for its manufacturing facility, office space and various types of equipment. The Company determines if an agreement contains a lease at the inception of a contract. All leases are assessed for classification as an operating lease or a finance lease. The Company does not have material finance leases. Operating lease right-of-use (“ROU”) assets are presented separately on the Company’s consolidated balance sheets. Operating lease liabilities are separated into a current portion, included within accrued expenses and other current liabilities on the Company’s consolidated balance sheets, and a noncurrent portion, presented separately on the Company’s consolidated balance sheets. The Company does not recognize ROU assets and lease liabilities for leases with a term of twelve months or less.
Operating lease liabilities are recognized at the present value of the lease payments required to be paid over the lease term. When the lease does not provide an implicit rate, the Company uses its incremental borrowing rate to discount the lease payments to present value. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. The Company determines the applicable incremental borrowing rate at the lease commencement date based on the rates of its secured borrowings, which is then adjusted for the appropriate lease term and risk premium. ROU assets are recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received.

View, Inc.
Notes to Consolidated Financial Statements

The Company establishes the term of each lease at lease commencement, which equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also includes options to renew or extend the lease that the Company is reasonably certain to exercise. ROU assets and lease liabilities are remeasured upon certain modifications to leases using the present value of remaining lease payments and estimated incremental borrowing rate upon lease modification. Operating lease cost, including amounts related to short-term leases, is recognized on a straight-line basis over the lease term. The Company recognizes variable lease payments, which are considered non-components of the lease, as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space we lease.
Goodwill and Other Intangible Assets
From time to time, the Company makes acquisitions of companies related to existing, complementary or new markets. The Company completed two acquisitions during the year ended December 31, 2021, which are further described in Note 6. Acquisition-related costs were included in selling, general, and administrative expenses in the consolidated statements of operations and were immaterial for the year ended December 31, 2021. No acquisitions were completed in the year ended December 31, 2022.
Goodwill is measured as the excess of the purchase price over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but reviewed for impairment as of October 1 each fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The evaluation of goodwill and other intangible assets for impairment requires the exercise of significant judgment. Other intangible assets are presented at cost, net of accumulated amortization, and are amortized over their estimated useful lives of 2 to 15 years using the straight-line method. Other intangible assets primarily include purchased technology.
The results of the Company’s annual goodwill impairment test as of October 1, 2022 did not indicate any impairment of goodwill. During the fourth quarter of 2022, subsequent to the annual goodwill impairment analysis, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its reporting unit. The Company therefore determined it appropriate to perform an interim quantitative assessment of its reporting unit as of December 31, 2022. As a result, the Company determined that the carrying value of its reporting unit exceeded its fair value and recorded an impairment of goodwill of $9.1 million during the fourth quarter of 2022.
The results of the annual goodwill impairment test as of October 1, 2021 did not indicate any impairments of goodwill and no events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable as of December 31, 2021. As such, there was no impairment of goodwill or intangible assets during the year ended December 31, 2021.
Product Warranties
The Company provides a standard assurance type warranty that its insulating glass units (“IGUs”) will be free from defects in materials and workmanship for generally 10 years from the date of delivery to customers. IGUs with sloped or laminated glass generally have a warranty of 5 or 10 years. Control systems associated with the sale of Controls, Software and Services (“CSS”) typically have a 5-year warranty. As part of the Company’s Smart Building Platform contracts, the Company generally warrants that the workmanship of the sub-assemblies and installation of the Smart Building Platform are free from defects and in conformance with the contract documents for one year from completion. In resolving warranty claims, the Company’s standard warranty terms provide that the Company generally has the option of repairing, replacing or refunding the selling price of the covered product. The Company has not been requested to and has not provided any refunds, which would be treated as a reduction to revenue, to date as of December 31, 2022. The Company accrues for estimated claims of defective products at the time revenue is recognized based on historical warranty claims rates. The Company’s estimated costs for standard warranty claims are based on future estimated costs the Company expects to incur to replace the IGUs or control systems multiplied by the estimated IGU or control system warranty claims, respectively, based on warranty contractual terms and business practices.
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

View, Inc.
Notes to Consolidated Financial Statements

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

View, Inc.
Notes to Consolidated Financial Statements

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
Other factors present in these arrangements that support the assertion that View controls the deliverable before it is transferred to the customer include: the customer considers View to be primarily responsible for fulfilling the promise to provide a fully integrated Smart Building Platform, View has significant inventory risk, and it has complete discretion in the price negotiated with all parties engaged by View, including the customer, subcontractors, and third-party suppliers. Lastly, View determines how it will fulfill these arrangements and has complete discretion over the contracting of subcontractors to work on its behalf as well as the pricing discretion over these subcontractor arrangements. The pricing discretion that View exercises, both with respect to the customer as well as with View’s subcontractors, can often result in View having all of the risk of loss on the contract, as the performance obligation promised to the customer included within these contracts is generally in exchange for fixed fees while payments made to the subcontractors are based on cost plus margin or fixed fee arrangements.
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

View, Inc.
Notes to Consolidated Financial Statements

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

View, Inc.
Notes to Consolidated Financial Statements

The Company recognizes revenue allocated to each performance obligation at the time the related performance obligation is satisfied by transferring control of the promised good or service to a customer. For the control panels and electrical components, transfer of control generally occurs at a point in time upon shipment or delivery of the product and revenue is recognized upon shipment. For the system design, transfer of control generally occurs upon customer acceptance and revenue is recognized upon customer acceptance. For the commissioning services, which have a relatively short period of time over which the services are provided, transfer of control generally occurs upon acceptance of the installed products by the end user and revenue is recognized upon customer acceptance. The allocation of transaction price for CSS contracts with performance obligations that cross multiple periods has not historically risen to a level that could have a material impact to reported revenues.
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
Advertising Costs
All costs of advertising are expensed as incurred. Advertising and promotion expenses included in selling, general and administrative expense were $1.2 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.
Income Taxes
Income tax expense has been provided using the asset and liability method. Deferred tax assets and liabilities are determined based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that the deferred tax assets will not be realized. See Note 14 for further discussion of the Company's deferred tax assets and liabilities, and the associated valuation allowance. In evaluating the Company’s ability to recover deferred tax assets, the Company considers all available

View, Inc.
Notes to Consolidated Financial Statements

positive and negative evidence, including historical operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction-by-jurisdiction basis.
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
Beginning in 2022, the 2017 tax reform act amended Section 174 to eliminate current-year deductibility of research or experimental (“R&E”) expenditures and software development costs (collectively, R&E expenditures) and instead require taxpayers to charge their R&E expenditures to a capital account amortized over 5 years (15 years for expenditures attributable to R&E activity performed outside the United States). As a result of this change, the Company generated a deferred tax asset for capitalized R&E expenditures for the year ended December 31, 2022.
Stock-Based Compensation
The Company measures stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and nonemployees, based on the estimated fair value as of the grant date.
Awards with only service vesting conditions
The fair value of stock option awards with only service conditions is estimated on the grant date using the Black-Scholes option-pricing model, which requires the input of assumptions, including the fair value of the underlying common stock, the expected term of the stock option, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. These assumptions are subjective, generally require significant analysis and judgment to develop, and materially affect the fair value and ultimately how much stock-based compensation expense is recognized.
The fair value of RSU awards with only service vesting conditions is based on the closing market price of the Company’s Class A Common Stock on the date of grant.
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
Awards with service vesting and market conditions
The estimated fair value of the awards with service vesting and market conditions is determined using the Monte Carlo simulation model and the effect of the market condition is reflected in the grant date fair value of the award. Monte Carlo simulations are a class of computational algorithms that rely on repeated random sampling to compute their results. This approach allows the calculation of the value of such stock options based on a large number of possible stock price path scenarios. Compensation cost is recognized for each vesting tranche of an award with a market condition using the accelerated attribution method over the longer of the requisite service period and derived service period, irrespective of whether the market condition is satisfied. The derived service period is determined using the Monte Carlo simulation model. If an employee recipient terminates employment before completion of the requisite service period, any compensation cost previously recognized is reversed unless the market condition has been satisfied prior to termination. If the market condition has been satisfied during the vesting period, the remaining unrecognized compensation cost is accelerated.

View, Inc.
Notes to Consolidated Financial Statements

Sponsor Earn-Out Liability
At Closing, the Sponsor subjected 4,970,000 shares (“Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five-year post-Closing earnout. These Sponsor Earn-Out Shares are accounted for as liability classified instruments because the Earn-Out Triggering Events that determine the number of Sponsor Earn-Out Shares to be earned back by the Sponsor include events that are not solely indexed to the common stock of the Company. The aggregate fair value of the Sponsor Earn-Out Shares on the Closing date was estimated using a Monte Carlo simulation model. As of December 31, 2022, the Earn-Out Triggering Events were not achieved for any of the tranches and as such the Company adjusted the carrying amount of the liability to its estimated fair value. See Note 4 for further information on fair value.
Public and Private Warrants
Prior to the Merger, CF II issued 366,666 private placement warrants (“Private Warrants”) and 16,666,637 public warrants (“Public Warrants” and collectively “Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively. See Note 12 for further information.
The Public Warrants meet the derivative scope exception for contracts in the Company’s own stock and are recorded in stockholders’ equity. The Private Warrants are accounted for as derivative liabilities, since they contain provisions that cause the settlement amounts to be dependent upon the characteristics of the holder of the warrant, and are therefore recorded at fair value, with subsequent changes in the fair value recognized in the consolidated statements of comprehensive loss at each reporting date. See Note 4 for further information on fair value of the Private Warrants.
Redeemable Convertible Preferred Stock
Prior to the Merger, the Company recorded all shares of redeemable convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. Upon the Closing of the Merger, holders of these outstanding redeemable convertible preferred stock received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. See Note 2 for further information.
Employee Benefit Plan
The Company maintains a 401(k)-retirement plan which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the 401(k) plan on the first day of the month following the month in which they commence employment. Participants in the 401(k) plan are allowed to defer a portion of their compensation, not to exceed the Internal Revenue Service (the IRS) annual allowance contribution. In February 2019, the Company started making discretionary matching contributions to the 401(k) plan on behalf of employees who are eligible to participate in the 401(k) plan. The matching contribution is determined as 50% of employee’s salary deferral or 3% of employee’s 401(k) eligible earnings, whichever is less. The Company’s matching contribution in the year ended December 31, 2022 and 2021 was $1.9 million and $1.7 million, respectively.
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
Other Comprehensive Loss
For the years ended December 31, 2022 and 2021, there was no difference between net loss and total comprehensive loss.
Net Loss per Share
Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities such that net income is attributed to common stockholders and participating securities based on their participation rights. All outstanding redeemable convertible preferred stock are considered to be participating securities as such stockholders participate in undistributed earnings with common stockholders. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of its redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. Basic net loss per share attributable to common

View, Inc.
Notes to Consolidated Financial Statements

stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For purposes of calculating the diluted net loss per share attributable to common stockholders, the redeemable convertible preferred stock, redeemable convertible preferred stock warrants, common stock warrants, and common stock options are considered to be potentially dilutive securities. Because the Company reported a net loss for the years ended December 31, 2022 and 2021, the inclusion of the potentially dilutive securities would be antidilutive, and, accordingly, diluted net loss per share is the same as basic net loss per share for both periods presented.
Recent Accounting Pronouncements Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”). This ASU provides a principles-based framework for issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. The Company adopted this standard effective as of January 1, 2022. The adoption did not have an impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued No. ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. The Company adopted this standard effective as of January 1, 2022. There were no financial instruments outstanding as of January 1, 2022 that required the Company to apply the modified retrospective approach. The Company applied the amended guidance to the Convertible Notes issued during the year ended December 31, 2022. Refer to Note 10 for further information on the accounting for the Convertible Notes and Note 15 for the Company’s calculation of net loss per share.
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

View, Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes the Company’s revenue by products and services (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
Products	$92,105	$69,779
Services	9,223	4,228
Total	$101,328	$74,007

View, Inc.
Notes to Consolidated Financial Statements

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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
Smart Building Platform	$55,356	$28,686
Smart Glass	34,982	41,740
Smart Building Technologies	10,990	3,581
Total	$101,328	$74,007
During the years ended December 31, 2022 and 2021, the Company recognized a total of $12.0 million and $34.4 million, respectively, for initial contract loss accruals and incurred $18.3 million and $13.8 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual.
Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments were $(0.6) million and $(0.1) million for the years ended December 31, 2022 and 2021, respectively.
The balance of estimated contract losses for work that had not yet been completed totaled $15.0 million and $20.7 million as of December 31, 2022 and 2021, respectively.
The following table summarizes the Company's revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Fiscal Year Ended December 31,
	2022	2021
Revenue:
United States	$91,132	$63,519
Canada	10,128	9,555
Other	68	933
Total	$101,328	$74,007
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature; however, many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of December 31, 2022 was $10.9 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that the Company has billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of December 31, 2022 and 2021 were $14.6 million and $11.5 million, respectively, and were included in other current assets. The progress billing schedules for these

View, Inc.
Notes to Consolidated Financial Statements

contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of December 31, 2022 and 2021 were $0.7 million and $0.7 million, respectively, and were included in other assets.
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
Revenue recognized during the year ended December 31, 2022 and 2021, which was included in the opening contract liability balance as of December 31, 2021 and 2020, was $5.5 million and $1.2 million, respectively.
4.Fair Value
The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$66,614	$—	$—	$66,614
Total cash equivalents	66,614	—	—	66,614
Restricted cash
Certificates of deposit	—	18,308	—	18,308
Short-term investments	—	102,284	—	102,284
Total assets measured at fair value	$66,614	$120,592	$—	$187,206

Convertible Notes (Note 10)	$—	$—	$199,163	$199,163
Sponsor earn-out liability	—	—	506	506
Private warrants liability	—	—	7	7
Total liabilities measured at fair value	$—	$—	$199,676	$199,676

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$247,500	$—	$—	$247,500
Total cash equivalents	247,500	—	—	247,500
Restricted cash
Certificates of deposit	—	16,462	—	16,462
Total assets measured at fair value	$247,500	$16,462	$—	$263,962

Sponsor earn-out liability	$—	$—	$7,624	$7,624
Private warrants liability	—	—	174	174
Total liabilities measured at fair value	$—	$—	$7,798	$7,798

View, Inc.
Notes to Consolidated Financial Statements

The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Convertible Notes	Sponsor Earn-out Liability	Private Warrants	Redeemable Convertible Preferred Stock Warrants
Balance as of December 31, 2020	$—	$—	$—	$12,323
Additions during the period	—	26,443	589	—
Change in fair value	—	(18,819)	(415)	(5,056)
Reclass to additional paid-in-capital upon Closing	—	—	—	(7,267)
Balance as of December 31, 2021	$—	$7,624	$174	$—
Additions during the period	212,300	—	—	—
Change in fair value	(13,137)	(7,118)	(167)	—
Balance as of December 31, 2022	$199,163	$506	$7	$—
Sponsor Earn-out Shares, Private Warrants and redeemable convertible preferred stock warrants are or were subject to remeasurement to fair value at each balance sheet date. See Note 2 for additional information regarding the reverse recapitalization and the conversion of the redeemable convertible preferred stock warrants at the time of the Merger. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the consolidated statements of operations.
The following table summarizes the gain on fair value change, net (in thousands):

	Fiscal year ended December 31,
	2022	2021
Sponsor Earn-out Liability	$(7,118)	$(18,819)
Private Warrants	(167)	(415)
Redeemable Convertible Preferred Stock Warrants	—	(5,056)
Gain on fair value change, net	$(7,285)	$(24,290)
Valuation of Sponsor Earn-Out liability
At Closing, the Sponsor subjected 4,970,000 shares to vesting and potential forfeiture (and related transfer restrictions) based on a five year post-Closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $12.50 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $15.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $20.00 for 5 out of any 10 trading days, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing (collectively, the “Earn-Out Triggering Events”).
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	December 31, 2022	December 31, 2021
Stock price	$0.96	$3.91
Expected volatility	69.25%	52.50%
Risk free rate	4.22%	1.12%
Expected term (in years)	3.2	4.2
Expected dividends	0%	0%
Current stock price: The stock price was based on the closing price as of the valuation date.
Expected volatility: The volatility rate of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation to estimate the implied volatility of the Public Warrants as such warrants are publicly traded.

View, Inc.
Notes to Consolidated Financial Statements

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
Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	December 31, 2022	December 31, 2021
Stock price	$0.96	$3.91
Expected volatility	69.25%	52.50%
Risk free rate	4.32%	1.04%
Expected term (in years)	2.7	3.7
Expected dividends	0%	0%
Valuation of redeemable convertible preferred stock warrants
The Company used the Black-Scholes option-pricing model, which incorporates assumptions and estimates, to value the redeemable convertible preferred stock warrants. The Company determined the fair value per share of the underlying redeemable convertible preferred stock by taking into consideration the most recent sales of its redeemable convertible preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. As the Company operated as a private company until March 2021, specific historical and implied volatility information of its stock is not available. Therefore, the Company estimated the expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the expected term of the redeemable convertible preferred stock warrant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected term of the redeemable convertible preferred stock warrant. The Company estimated a 0% expected dividend yield based on the fact that the Company had never paid or declared dividends through the Closing Date at which time these redeemable convertible preferred stock warrants were converted to common stock warrants and classified as a component of stockholders’ equity. See Note 2 for additional information regarding the reverse recapitalization.
The market-based assumptions used in the valuations include the following:

	March 8, 2021 (Closing Date)	December 31, 2021
Expected volatility	52%-75%	70%
Expected term (in years)	0.08-7.71	2.0
Expected dividends	0%	0%
Risk-free rate	0.04%-1.28%	0.1%
Discount for lack of marketability	5.0%-33.0%	11%-55%
Other
The carrying amounts of cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying amount of long-term trade receivable approximates fair value, which is estimated by discounting expected future cash flows using an average discount rate adjusted for the customer's creditworthiness. Short-term and long-term debt associated with the term loan is carried at amortized cost, which approximates its fair value. The Convertible Notes are carried at amortized cost and their fair value is determined using Level 3 inputs, as discussed further in Note 10.

View, Inc.
Notes to Consolidated Financial Statements

5.Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Lives	December 31,
	(in Years)	2022	2021
Testing and chamber equipment	7	$14,200	$14,267
Tenant improvements	2-15	43,276	42,608
Plant and manufacturing equipment	7-12	159,635	156,560
Computer hardware and software	5	23,396	21,079
Furniture and fixtures	7	3,867	3,809
Construction in progress		174,257	165,165
Property and equipment, gross		418,631	403,488
Less: Accumulated depreciation		(156,271)	(135,087)
Property and equipment, net		$262,360	$268,401
The Company recorded depreciation expense of $21.8 million and $40.7 million for the years ended December 31, 2022 and 2021. During fiscal year 2021, the Company decided that additional production space was required to meet future expected demand. Accordingly, the Company evaluated the space availability in its manufacturing facility and determined that certain assets used for research and development purposes would be disassembled to make room for additional production capacity. Consequently, the Company made the decision to abandon and shorten the life of these assets to coincide with their removal date, resulting in accelerated depreciation of included in research and development expenses in the consolidated statement of comprehensive loss. Depreciation expense for the year ended December 31, 2021 included $14.4 million related to these abandoned assets which were no longer in service.
The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2022, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2022. Based on the results of this test, the Company concluded that the fair value of the asset group was substantially above its carrying value, and no impairment was recorded as of December 31, 2022.
If the decline in the Company’s share price is sustained or the Company identifies other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets.
6.Other Balance Sheet Information
Cash, Cash Equivalents, and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying consolidated statements of cash flows consisted of the following (in thousands):

	December 31,
	2022	2021
Cash	$29,244	$33,581
Cash equivalents	66,614	247,500
Cash and cash equivalents	95,858	281,081
Restricted cash included in prepaid expenses and other current assets	1,859	—
Restricted cash	16,448	16,462
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$114,165	$297,543

View, Inc.
Notes to Consolidated Financial Statements

Short-term Investments
Short-term investments consisted of the following:

	December 31, 2022
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial Paper	$59,684	$—	$59,684
Corporate Notes/Bonds	4,914	—	4,914
U.S. Treasuries	31,804	—	31,804
U.S. Government Agencies	5,882	—	5,882
Total short-term investments	$102,284	$—	$102,284
There were no short-term investments as of December 31, 2021. The Company’s marketable debt securities have contractual maturities of less than one year, are classified as available-for-sale and are stated at fair value on the consolidated balance sheets based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company did not record any unrealized gains or losses or recognize any gains or losses for the year ended December 31, 2022. The Company also did not recognize any credit-related impairment losses during the year ended December 31, 2022 and had no ending allowance for credit losses as of December 31, 2022. The amortized cost and fair value amounts above include accrued interest receivable of $0.7 million as of December 31, 2022.
Accounts Receivable, Net of Allowances
In the year ended December 31, 2022, the Company recorded a $0.4 million increase in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $1.1 million and $0.7 million at December 31, 2022 and 2021, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2022	2021
Goodwill	$—	$8,997
Purchased technology and other intangible assets, net	5,023	7,239
Note receivable	6,999	—
Deposits with supplier	1,615	7,566
Other	11,877	5,691
Other assets	$25,514	$29,493
On July 7, 2021, the Company acquired 100% of the outstanding stock of ioTium, the leading provider of secure, cloud-managed, software-defined IoT networks. The total purchase consideration, net of cash acquired and including deferred consideration of $1.1 million, was $7.0 million. At closing, the Company paid approximately $4.9 million in cash. Total non-cash consideration was $1.0 million and consisted of the settlement of outstanding services due to the Company from ioTium at the transaction date. As part of the purchase price allocation, the Company acquired $5.1 million of intangible assets related to developed technology, trade name, and contract backlog and $4.2 million of goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of ioTium.
On December 1, 2021, the Company acquired certain assets associated with the WorxWell™ data analytics platform for total purchase consideration of $7.2 million. WorxWell’s award-winning, data analytics platform aggregates all building data into a consolidated dashboard to optimize every aspect of building operations and workplace experience for both building owners and occupiers. The purchase consideration consisted of 2,000,000 shares of View common stock valued at $5.6 million and 1,000,000 shares of View common stock warrants valued at $1.6 million. The View common stock issued is subject to a lockup period of the earlier of (i) December 1, 2026, (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control. The warrant has an exercise price of $10.00 per share and may only be exercised on or after the earliest of (i) December 1, 2026, (ii) View’s common stock’s closing price 60-day trailing average reaches $50.00 per share, or (iii) the Company undergoes a change in control. The Company concluded that the set of acquired assets met the definition of a business and did not represent a separate reporting unit. As part of the purchase price

View, Inc.
Notes to Consolidated Financial Statements

allocation, the Company acquired $2.2 million of intangible assets related to customer relationships, trade name, and developed technology and $4.9 million of goodwill. The goodwill was primarily attributable to strategic opportunities that arose from the acquisition of WorxWell and was not deductible for tax purposes.
The results of the Company’s annual goodwill impairment test as of October 1, 2022 did not indicate any impairment of goodwill. During the fourth quarter of 2022, subsequent to the annual goodwill impairment analysis, the Company experienced a sustained decline in its stock price resulting in its market capitalization being less than the carrying value of its reporting unit. The Company therefore determined it appropriate to perform an interim quantitative assessment of its reporting unit as of December 31, 2022. As a result, the Company determined that the carrying value of its reporting unit exceeded its fair value and recorded an impairment of goodwill of $9.1 million during the fourth quarter of 2022.
The results of the annual goodwill impairment test as of October 1, 2021 did not indicate any impairments of goodwill and no events or changes in circumstances indicated that the carrying value of goodwill may not be recoverable as of December 31, 2021. As such, there was no impairment of goodwill or intangible assets during the year ended December 31, 2021.
Refer to Note 8 for further information regarding the note receivable balance.
Accrued Compensation
Accrued compensation consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued vacation	$3,841	$4,693
Other	5,958	4,815
Accrued compensation	$9,799	$9,508
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Warranty accrual (Note 7)	10,236	8,868
Contract loss accrual (Note 3)	12,848	17,240
Environmental settlement accrual (Note 8)	1,450	2,950
Lease liability (Note 9)	3,949	3,581
Subcontractor accrual	18,435	2,554
Other	25,492	24,263
Accrued expenses and other current liabilities	$72,410	$59,456
Other Liabilities
Other liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Warranty accrual (Note 7)	$29,337	$33,388
Legal settlement liability (Note 8)	5,794	7,834
Contract loss accrual (Note 3)	2,136	3,422
Environmental settlement accrual (Note 8)	3,000	2,000
Accrued interest	3,309	—
Other	3,519	3,893
Other liabilities	$47,095	$50,537

View, Inc.
Notes to Consolidated Financial Statements

7.Product Warranties
Changes in warranty liabilities are presented below (in thousands):

	Fiscal Year Ended December 31,
	2022	2021
Beginning balance	$42,256	$47,678
Accruals for warranties issued	1,626	1,551
Changes to estimates of volume and costs	2,004	1,234
Settlements made	(6,313)	(8,207)
Ending balance	$39,573	$42,256
Warranty liability, current, beginning balance	$8,868	$8,864
Warranty liability, noncurrent, beginning balance	$33,388	$38,814
Warranty liability, current, ending balance	$10,236	$8,868
Warranty liability, noncurrent, ending balance	$29,337	$33,388
The total warranty liability above included $8.8 million and $6.1 million as of December 31, 2022 and 2021, respectively, related to the Company' standard assurance warranty.
The total warranty liability above also included $30.8 million and $36.2 million as of December 31, 2022 and 2021, respectively, related to certain IGUs with a quality issue identified during fiscal year 2019. The quality issue was specific to certain material purchased from one of the Company’s suppliers utilized in the manufacturing of certain IGUs and the Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices.
In addition to the warranty liabilities presented above, the Company had $0.7 million included within Accrued expenses and other current liabilities in its Consolidated Balance Sheets as of December 31, 2021 for incremental performance obligations promised to customers in connection with IGU failures associated with the quality issue described above. The costs associated with these obligations were $5.1 million for the year ended December 31, 2021 and were included within Cost of revenue in the Consolidated Statement of Comprehensive Loss.
8.Commitments and Contingencies
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
Standby Letter of Credit
During the course of business, the Company's bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of December 31, 2022 and 2021, the total value of the letters of credit issued by the bank are $15.7 million and $16.5 million, respectively. No amounts have been drawn under the standby letter of credit.

View, Inc.
Notes to Consolidated Financial Statements

Commitments
In June 2021, the Company entered into a promissory note with one of its customers pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws is limited to the total amount incurred by subcontractors contracted by the Company in relation to the project. The promissory note is not a revolving facility, which means that outstanding amounts under the promissory note that are repaid cannot be re-borrowed. The promissory note has a maturity date of May 1, 2026. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. As of December 31, 2022, the customer has a balance of $7.0 million drawn against the promissory note, which is recorded in other assets on the consolidated balance sheet.
Litigation and Environmental Settlements
In December 2014, the Company finalized the terms of a litigation settlement with a third party where the Company agreed to pay the other party a total of $32.0 million periodically over the next 10 years. The Company recorded the present value of future payments as a liability and records interest expense, included in interest expense, net in the consolidated statements of comprehensive loss, as it accretes the liability.
The balances of the litigation settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2022	2021
Litigation settlement liability - current	$3,000	$—
Litigation settlement liability - non-current	5,794	7,834
Total litigation settlement liability	$8,794	$7,834
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
7.the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $5.5 million in capital expenditures to install a wastewater treatment and recycling system;

View, Inc.
Notes to Consolidated Financial Statements

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
The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. On November 7, 2022, View finalized an Agreed Order with the MCEQ as contemplated by the settlement terms. On November 16 and 17, 2022, Olive Branch and DCRUA, respectively, approved a joint Agreed Order with View consistent with the settlement terms. View continues to coordinate with MDEQ and the local authorities with respect to the obligations contemplated by the settlement terms, including obtaining a pretreatment permit from the Mississippi Environmental Quality Permit Board, which has not been granted as of the date of this Annual Report on Form 10-K.
The Company recognized the $5.0 million of penalties it expects to incur in conjunction with this settlement within other expense, net, for the year ended December 31, 2021, which is included within accrued expenses and other current liabilities as of December 31, 2021.
The balances of the environmental settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2022	2021
Environmental settlement liability - current	$1,450	$2,950
Environmental settlement liability - non-current	3,000	2,000
Total environmental settlement liability	$4,450	$4,950
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

View, Inc.
Notes to Consolidated Financial Statements

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
Defendants filed motions to dismiss on October 6, 2022, Stadium Capital filed its opposition to the motions on November 14, 2022. Defendants filed replies in support of the motions to dismiss on December 14, 2022. The motions are set for hearing on April 20, 2023.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
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
The stipulation deems the Damidi complaint to be the operative complaint in the consolidated case until any amended complaint is filed. The Damidi complaint asserts claims for violation of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint seeks unspecified money damages, restitution, punitive damages, and costs (including attorneys’ fees and accountants’ and experts’ fees, costs, and expenses). The Damidi complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
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

View, Inc.
Notes to Consolidated Financial Statements

In June 2022, the U.S. Attorney’s Office for the Southern District of New York requested information related to this matter. The Company has cooperated with the U.S. Attorney’s Office in connection with these requests and intends to continue doing so.
Given the early stage of these matters, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of December 31, 2022.
9.Leases
Lease assets and lease liabilities as of December 31, 2022 and 2021 were as follows:

		December 31,
Leases	Classification on Balance Sheet	2022	2021
Assets
Operating leases	ROU assets	$18,485	$21,178
Finance leases	Property and equipment, net	622	1,163
Total ROU assets		$19,107	$22,341

Liabilities
Current
Operating leases	Accrued expenses and other current liabilities	$3,408	$3,050
Finance leases	Accrued expenses and other current liabilities	541	531
Non-current
Operating leases	Lease liabilities	19,589	22,997
Finance leases	Other liabilities	78	619
Total lease liabilities		$23,616	$27,197
The components of lease expense for the years ended December 31, 2022 and 2021 were as follows:

	Fiscal year ended December 31,
	2022	2021
Operating lease cost	$5,015	$5,557
Short-term lease cost	772	609
Finance lease cost
Amortization of ROU assets	506	1,233
Interest expense	67	130
Total lease cost	$6,360	$7,529
Supplemental cash flow information related to our leases are as follows:

	Fiscal year ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2022	2021
Operating cash flows for operating leases	$5,373	$5,787
Operating cash flows for finance leases	67	130
Financing cash flows for finance leases	$531	$1,278

View, Inc.
Notes to Consolidated Financial Statements

The following table presents the weighted-average remaining lease terms and discount rates related to leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Weighted average remaining lease term (years)
Operating leases	5.32 years	6.26 years
Finance leases	0.97 years	1.94 years
Weighted average discount rate
Operating leases	9.42%	9.42%
Finance leases	7.31%	7.41%
The following table presents the maturities of our lease liabilities under non-cancellable leases as of December 31, 2022:

Fiscal year ended December 31,	Operating Leases	Finance Leases	Total
2023	$5,432	$567	$5,999
2024	5,367	79	5,446
2025	5,291	—	5,291
2026	5,380	—	5,380
2027	5,537	—	5,537
Thereafter	2,555	—	2,555
Total lease payments	$29,562	$646	$30,208
Less: Interest	6,565	27	6,592
Total lease liabilities	$22,997	$619	$23,616
10.Debt
Debt outstanding consisted of the following (in thousands):

	December 31,
	2022	2021
Convertible Notes, net of debt issuance costs	$206,347	$—
Term loan	13,960	15,430
Total debt	220,307	15,430
Debt, current	1,470	1,470
Debt, non-current	$218,837	$13,960
Principal payments on all debt outstanding as of December 31, 2022 are estimated as follows (in thousands):

Fiscal year ended December 31,	Total
2023	$1,470
2024	1,470
2025	1,470
2026	1,470
Thereafter	214,427
Total	$220,307

View, Inc.
Notes to Consolidated Financial Statements

Convertible Notes
The following table presents the Company’s convertible debt outstanding (in thousands):

	December 31, 2022
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$212,308	(5,961)	$206,347	$199,163
The following table presents the Company’s interest expense related to convertible debt (in thousands):

Year Ended December 31,
2022
Contractual interest expense	$3,309
Amortization of debt discount and issuance costs	389
Total interest expense	$3,698
In October 2022, the Company completed the sale of $200.0 million aggregate principal amount of the Company’s 6.00% / 9.00% Convertible Senior PIK Toggle Notes (the “Initial Notes”), with the option to sell an additional $40.0 million of Notes to the Purchasers. In December 2022, the Company received notices from certain Purchasers that had elected to exercise their respective options to purchase an aggregate additional $12.3 million of notes (the “Additional Notes”). Such Additional Notes were issued in December 2022. The Initial Notes and the Additional Notes, which will be collectively referred to as the Convertible Notes, will mature on October 1, 2027. The Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The net proceeds from the sale of the Convertible Notes were approximately $206.3 million after deducting fees and offering expenses. The debt discount and issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the Convertible Notes. The Company expects to use the net proceeds for general corporate purposes.
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1st and October 1st of each year, beginning on April 1, 2023. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 747.6636 shares per $1,000 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $1.34 per share.
The Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes. In connection with the Closing, the Company entered into letter agreements with certain holders of the Convertible Notes (the “Blocker Agreements”). The Blocker Agreements provide, among other things, that the Convertible Notes held by the entities affiliated with certain holders (each, a “Blocker Party”), shall not be converted to the extent that such conversion would cause a Blocker Party to beneficially own more than a specified threshold percentage (as may be increased or decreased by the applicable Blocker Party upon 61 days’ written notice) of the Class A common stock, par value $0.0001 per share, of the Company outstanding immediately following such conversion.
The Company may redeem the Convertible Notes in whole or in part, at its option, on or after October 1, 2025, and prior to the 41st scheduled trading day immediately preceding the maturity date, for cash at the applicable redemption price if the last reported sale price of the Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the applicable redemption notice. The redemption price will be equal to the aggregate principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if Convertible Notes are converted after they are called for redemption.

View, Inc.
Notes to Consolidated Financial Statements

Additionally, if the Company undergoes a fundamental change transaction (each such term as defined in the indenture governing the Convertible Notes), subject to certain conditions, holders may require the Company to purchase for cash all or any portion of their Convertible Notes. The fundamental change repurchase price will be 100% of the capitalized principal amount of the Convertible Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The indenture governing the Convertible Notes contains customary terms and covenants, including certain events of default in which case either the trustee or the holders of at least 25% of the aggregate principal amount of the outstanding Convertible Notes may declare 100% of the principal of, and accrued and unpaid interest, if any, on, all the Convertible Notes to be due and payable immediately.
As of December 31, 2022, the effective interest rate on the Convertible Notes was 9.68%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method.
The estimated fair value of the Convertible Notes as of December 31, 2022 using Level 3 fair value inputs was $199.2 million.
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

View, Inc.
Notes to Consolidated Financial Statements

11.Stockholders' Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on Nasdaq under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2022, the Company had 221,735,925 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2022, no shares of View, Inc. Preferred Stock were issued and outstanding.
Net Share Settlement of Equity Awards
During the fiscal year ended December 31, 2022, the Company withheld 2,217,046 shares with a fair value of $3.5 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. The shares were retired upon repurchase and returned to the unissued authorized capital of the Company. As of December 31, 2022, no shares of Treasury Stock were issued and outstanding.
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
Legacy View Redeemable Convertible Preferred Stock
Prior to the Merger, Legacy View had outstanding shares of Series A, Series B, Series C, Series D, Series E-2, Series F, Series G, and Series H redeemable convertible preferred stock. Immediately prior to the Merger, each outstanding share of Legacy View redeemable convertible preferred stock converted to Legacy View common stock on a 1:1 conversion ratio. Upon Closing, each issued and outstanding share of Legacy View common stock was cancelled and the holders thereof in exchange received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio. As such, as of December 31, 2022 and 2021, the Company has no redeemable convertible preferred stock outstanding. See Note 2 for additional information regarding the reverse recapitalization.
Common Stock Purchase Agreement
On August 8, 2022, the Company entered into the Purchase Agreements with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option, to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements. As of December 31, 2022, the Investors have purchased zero shares under the Purchase Agreements.
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
Upon the initial satisfaction of the conditions to the Investors’ obligations to purchase View Shares set forth in the Purchase Agreements (the “Commencement”), including that a registration statement (the “Resale Registration Statement”) registering the resale of the View Shares under the Securities Act of 1933, as amended (the “Securities Act”), is declared effective by the SEC and the Investors are permitted to utilize the prospectus therein to resell all of the shares included in such prospectus, the Company will have the right, but not the obligation, from time to time at its sole discretion until the earliest of (i) the first day

View, Inc.
Notes to Consolidated Financial Statements

of the month next following the date that is 36-months after the effective date of the Resale Registration Statement, (ii) the date on which the Investors shall have purchased, in the aggregate, $100.0 million worth of shares pursuant to the Purchase Agreements, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on Nasdaq or an alternative market and (iv) the date on which the Company commences a voluntary bankruptcy case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors, to direct the Investors to purchase View Shares as set forth in the Purchase Agreements, by delivering written notice to Cantor or Yorkville prior to 9:00 AM, Eastern Time, on any trading day, subject to maximum amount as set forth in the Purchase Agreements for each such trading day. The purchase price of the View Shares that the Company elects to sell pursuant to the Purchase Agreements will be 97% of the volume weighted average price of the Company’s common stock during the applicable purchase date, subject to adjustment if the Company delivers a purchase notice for a purchase in excess of 20% of the total volume of the Company’s common stock traded during the applicable purchase period.
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

View, Inc.
Notes to Consolidated Financial Statements

12.Stock Warrants
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
As of December 31, 2022, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
Strategic Agreement & RXR Warrant Agreements
On October 25, 2022, the Company appointed RXR FP Services LLC (“RXR FP”) to render strategic planning and consulting services to the Company. Such services include providing the Company with a right of first offer for any RXR Realty-sponsored development projects where the Company’s products are appropriate and providing thought partnership to support the Company’s strategy and research development efforts. In consideration of RXR FP’s performance of such services, the Company issued warrants to RXR FP (the “RXR Warrants”) to purchase, in the aggregate, 9,511,128 shares of Common Stock. The RXR Warrants will expire ten years after October 25, 2022.
The shares underlying the RXR Warrants time vest in equal tranches over a three-year period beginning on October 25, 2022 with one-third of such shares vesting each year on the anniversary thereof, provided that all such shares shall vest immediately upon the occurrence of certain specified events (each, an “Early Exercise Event”). One-third of the RXR Warrants are exercisable upon the earlier of the applicable vesting date or an Early Exercise Event at an exercise price of $0.01 per share of Common Stock, subject to certain adjustments (the “Exercise Price”). An additional one-third of the RXR Warrants are exercisable upon the earlier of the applicable vesting date or any later date, provided the closing price of the Company’s Class A Common Stock has exceeded $1.32 per share (as may be adjusted) for 20 of 30 consecutive trading days prior to such applicable vesting date or such later date, or an Early Exercise Event at the Exercise Price. The final one-third of the RXR Warrants are exercisable upon the earlier of the applicable vesting date or any later date, provided the closing price of the Company’s Class A Common Stock has exceeded $1.58 per share (as may be adjusted) for 20 of 30 consecutive trading days prior to such applicable vesting date or such later date, or an Early Exercise Event at the Exercise Price. The RXR Warrants may also be exercised, in whole or in part, by means of a “cashless exercise” for a number of shares as determined in the warrant agreements. The RXR Warrants are subject to certain restrictions on transfer prior to their applicable exercise dates.
The Company analyzed the terms of the strategic agreement and concluded that a portion of the RXR Warrants would be accounted for as consideration payable to a customer and a portion of the RXR Warrants would be accounted for as non-

View, Inc.
Notes to Consolidated Financial Statements

employee stock compensation. The estimated grant date fair value of the RXR Warrants with only time vesting conditions was calculated using the Black-Scholes option-pricing models based on the following key assumptions:

RXR Warrants - Time Vested
Expected volatility	71.6%
Expected terms (in years)	10.0
Expected dividends	0%
Risk-free rate	4.06%
The estimated grant date fair value for the RXR Warrants with both time and market vesting conditions were determined by using the Monte Carlo Simulation valuation model based on the following key assumptions:

RXR Warrants - Time and Market Vested
Expected stock price	$1.16
Expected volatility	71.6%
Risk-free rate	3.83%
Expected terms (in years)	10.0
Expected dividends	0%
The total grant date fair value of the RXR Warrants was $9.2 million, which was accounted for as an upfront payment to RXR FP as their right to receive the warrants was not contingent on satisfying any vesting conditions. The Company allocated the grant date fair value between consideration payable to a customer and non-employee stock compensation based on the estimated relative fair value of services to be provided by RXR FP. The portion of the warrants allocated as consideration payable to a customer is accounted for as a reduction to the contract price for contracts with RXR Realty and therefore a reduction to revenue on such contracts. The portion of warrants allocated as non-employee stock compensation is accounted for as marketing expense and expensed as incurred. As of December 31, 2022, there were 9,511,128 RXR Warrants outstanding, and no RXR Warrants had been exercised.
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

View, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants December 31, 2022 (As converted)	Number of Warrants December 31, 2021 (As converted)	Exercise Price Per Warrant (As converted)	Expiry Date
August 2010 - June 2011	Common stock (previously Series B redeemable convertible preferred stock)	46,498	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock (previously Series C redeemable convertible preferred stock)	53,256	53,256	18.78	March 2023
August 2012	Common stock (previously Series D redeemable convertible preferred stock)	45,388	45,388	21.60	March 2023
December 2013	Common stock (previously Series E redeemable convertible preferred stock)	63,296	63,296	25.91	March 2023
April 2015 - April 2016	Common stock (previously Series F redeemable convertible preferred stock)	—	45,207	38.71	Through December 2022
April 2016 - November 2018	Common stock (previously Series H redeemable convertible preferred stock)	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock (previously Series H redeemable convertible preferred stock)	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
August 2015	Common stock	—	12,916	11.62	December 2022
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	366,666	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	16,666,637	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	1,000,000	10.00	December 2031
October 2022	Common stock (in connection with the Strategic Agreement with RXR FP	9,511,128	—	0.01	October 2032
	Total stock warrants	30,764,925	21,311,920
13.Stock-Based Compensation
2018 Equity Incentive Plan
Legacy View’s 2018 Amended and Restated Equity Incentive Plan (formerly the 2009 Equity Incentive Plan), effective November 21, 2018 (the “2018 Plan”), allowed Legacy View to grant incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock units to eligible employees, directors, and consultants of Legacy View and any parent or subsidiary of Legacy View. In connection with the Closing of the Merger, the 2018 Plan was terminated, the remaining unallocated share reserve under the 2018 Plan was cancelled and no new awards will be granted

View, Inc.
Notes to Consolidated Financial Statements

under the 2018 Plan. 24,657,302 options (as converted, due to retroactive application of reverse recapitalization) outstanding under the 2018 Plan at Closing were assumed by the Company under the 2021 Plan (defined below).
The options assumed under the 2021 Plan (defined below) generally vest 20% upon completion of one year of service and 1/60 per month thereafter or vest 25% upon completion of one year of service and 1/48 per month thereafter and generally expire 10 years from the date of grant.
2021 Equity Incentive Plan
In connection with the Closing of the Merger, the Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) effective March 8, 2021 under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), non-statutory stock options, stock appreciation rights, restricted stock, RSUs, and stock bonus awards. As of December 31, 2022, the Company had 13,793,901 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
Options
As noted above, 24,657,302 options (as converted, due to retroactive application of reverse recapitalization) outstanding under the 2018 Plan at Closing were assumed by the Company under the 2021 Plan (defined below). In addition, pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75.00% will vest on a monthly basis over the following thirty-six months. No options have been issued under this plan in the fiscal year ended December 31, 2022.
The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Outstanding as of December 31, 2021	27,582	$9.43	7.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(3,560)	9.32
Outstanding as of December 31, 2022	24,022	$9.45	6.0	$—
Options vested and expected to vest as of December 31, 2022	23,977	$9.45	6.0	$—
Exercisable as of December 31, 2022	21,869	$9.41	5.9	$—
_____________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common stock as of the relevant period end and the respective exercise prices of the options. The market value as of December 31, 2022 was $0.96 per share, which is the closing sale price of View’s common stock on December 30, 2022, the last trading day prior to December 31, 2022, as reported by Nasdaq. The market value as of December 31, 2021 was $3.91 per share, which is the closing sale price of View's common stock on that day as reported by Nasdaq.
No options have been exercised under this plan in the fiscal year ended December 31, 2022. The weighted-average grant date fair value per share of stock options granted was $4.38 for the fiscal year ended December 31, 2021. The total grant date fair value of stock options vested was $26.8 million and $24.8 million during the fiscal years ended December 31, 2022 and 2021, respectively. The total intrinsic value of options exercised during the fiscal year ended December 31, 2021 was $0.4 million.
As of December 31, 2022, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $9.1 million and is expected to be recognized over a weighted-average remaining service period of 2.0 years.
RSUs
Officer RSUs
Pursuant to the terms of the Agreement and Plan of Merger, at the Closing of the Merger on March 8, 2021, the Company granted 12,500,000 Officer RSUs (the “Officer RSUs”) for shares of Class A Common Stock of the Company View’s executive

View, Inc.
Notes to Consolidated Financial Statements

officers. The Officer RSUs were originally subject to both time and market-based vesting conditions. The Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the Officer RSUs granted to each executive officer were only set to vest if the share price hurdle of $15.00 was achieved and the remaining 50% of such Officer RSUs were only set to vest if the share price hurdle of $20.00 was achieved.
On August 5, 2022, the Company’s board of directors, upon recommendation of the compensation committee, approved an amendment (the “Amendment”) to the Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the Officer RSUs remained in full force and effect.
The Company accounted for the Amendment as a modification of the original awards. The Company calculated the incremental compensation cost of $22.5 million as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification. For awards that were vested as of the modification date, the Company recognized $7.9 million of the incremental compensation cost immediately. For awards that were unvested as of the modification date, the sum of the remaining $14.6 million of the incremental compensation cost and the remaining unrecognized compensation cost of $21.2 million for the original awards on the modification date will be recognized over the remaining requisite service period of 2.6 years as of the modification date.
Employee RSUs
During the year ended December 31, 2022, the Company issued 9,204,947 RSUs to employees (“Employee RSUs”), which vest upon the achievement of specific time-based measures. The fair value for Employee RSUs is calculated based on the stock price on the grant date and expensed ratably over the requisite service period, which ranges between two and four years.
As of December 31, 2022, the Company had $6.7 million of unrecognized compensation expense related to the Employee RSUs expected to be recognized on a pro-rata straight line basis over a weighted average remaining service period of approximately 2.9 years.
The following table summarizes the activities for all outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the fiscal year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value [1]
Outstanding as of December 31, 2021	11,643	$6.14
Granted	9,205	1.21
Vested	(4,757)	8.21
Canceled	(846)	6.07
Outstanding as of December 31, 2022	15,245	$4.00
_______________________
1The weighted average grant date fair value of the Officer RSUs that vested during the period and the Officer RSUs outstanding at December 31, 2022 is calculated as the sum of the grant date fair value per share of the original awards plus the incremental cost per share as of the date of the modification. The grant date fair value of the original Officer RSUs was $6.12 per share. The incremental cost of the Officer RSUs as of the date of modification, August 5, 2022, was $2.09 per share.
The total grant date fair value of RSUs vested was $39.0 million and $0.8 million during the fiscal years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $36.9 million and is expected to be recognized over a weighted-average remaining service period of 2.6 years.
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

View, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2022, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares which were issued during the three months ended March 31, 2021 with a grant date exercise price per share of $10.00 and remaining contractual term of 8.2 years. As of December 31, 2022, the CEO Option Award had no intrinsic value.
The weighted-average grant date fair value per share of stock options granted under the CEO Incentive Plan was $3.54 for the fiscal year ended December 31, 2021. As of December 31, 2022, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $54.4 million and is expected to be recognized over a weighted-average remaining service period of 3.6 years.
Valuation of Stock-Awards
No options were issued under the 2021 Plan or the CEO Incentive Plan in the fiscal year ended December 31, 2022. The grant date fair value for Employee RSUs issued under the 2021 Plan in the fiscal year ended December 31, 2022 was calculated using the closing sale price of the Company’s Class A Common Stock on the grant date.
The estimated grant date fair values of the Company’s time vested stock options granted to employees and non-employees under the 2021 Plan in fiscal year ended December 31, 2021 were calculated using the Black-Scholes option-pricing models based on the following assumptions:

Fiscal year ended December 31,
2021
Expected volatility	53%
Expected terms (in years)	6.0
Expected dividends	0%
Risk-free rate	1.07%
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
The estimated grant date fair value for each tranche of CEO Option Award and Officer RSUs granted in the fiscal year ended December 31, 2021 was determined by using the Monte Carlo Simulation valuation model and the assumptions below. The

View, Inc.
Notes to Consolidated Financial Statements

estimated grant date fair value of the Officer Options granted in the fiscal year ended December 31, 2021 was determined using the Black-Scholes option-pricing model. The valuation models incorporated the following key assumptions:

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
Stock-based Compensation Expense
The Company’s stock-based compensation included in its consolidated statements of comprehensive loss was as follows (in thousands):

	Fiscal year ended December 31,
	2022	2021
Cost of revenue	$1,777	$4,930
Research and development	5,113	8,725
Selling, general, and administrative	65,893	59,965
Total	$72,783	$73,620
14.Income Taxes
Income (loss) before income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(337,348)	$(343,444)
Foreign	406	74
Total	$(336,942)	$(343,370)

View, Inc.
Notes to Consolidated Financial Statements

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax provision:
Federal	$—	$—
State	12	—
Foreign	135	65
Total current provision for income taxes	$147	$65

Deferred income tax provision (benefit):
Federal	$—	$(349)
State	—	(108)
Foreign	—	—
Total deferred provision (benefit) for income taxes	—	(457)

Total provision (benefit) for income taxes	$147	$(392)
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate was as follows:

	Year Ended December 31,
	2022	2021
Tax at statutory rate	21.00%	21.00%
State tax, net of federal benefit	0.05%	0.04%
Permanent differences	0.13%	1.16%
Stock-based compensation	(1.93)%	(0.18)%
Change in valuation allowance	(10.87)%	(22.17)%
Non-deductible compensation	(8.68)%	—%
Other	0.26%	0.26%
Total rate	(0.04)%	0.11%
The Company's net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$436,871	$393,967
Intangibles	5,359	4,719
Capitalized research and development	13,476	—
Research and development credits	8,972	7,221
Accruals and other reserves	18,053	18,386
Inventory reserve	14,618	10,415
Stock-based compensation	9,099	34,622
Lease liability	5,704	6,546
Other	2,297	2,427
Deferred tax assets before valuation allowance	514,449	478,303
Valuation allowance	(500,759)	(459,885)
Deferred tax assets after valuation allowance	13,690	18,418
Deferred tax liability on fixed assets	(9,119)	(13,107)
Deferred tax liability on ROU Asset	(4,571)	(5,311)
Net deferred tax assets	$—	$—

View, Inc.
Notes to Consolidated Financial Statements

As of December 31, 2022, the Company recorded a valuation allowance of $500.8 million for the portion of the deferred tax assets that the Company does not expect to be realized. The valuation allowance on the Company's net deferred tax assets increased by $40.9 million and $92.0 million during the years ended December 31, 2022 and 2021, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations, historic losses and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on the Company's U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
As of December 31, 2022, the Company had $1,723.9 million and $1,281.2 million of federal and state net operating loss (“NOL”) carryforwards, respectively, available to offset future taxable income. The federal and state NOL carryforwards, if not utilized, will generally begin to expire starting in 2023. Of the total federal NOL carryforwards, $1,300.4 million were generated post December 31, 2017 and have no expiration.
As of December 31, 2022, the Company had research and development tax credits available to offset federal and California tax liabilities in the amount of $8.2 million and $12.3 million, respectively. Federal credits will begin to expire in 2027 and California state tax credits have no expiration.
The federal and state NOLs and credit carryforwards are subject to change of ownership limitations provided by the Internal Revenue Code and similar state provisions. In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership over a 3-year period (a “Section 382 ownership change”), utilization of its pre-change NOL and credit carryforwards are subject to an annual limitation. In addition, certain attributes are subject to annual limitations as a result of the acquisition of ioTium, which constitutes a change in ownership as defined under Section 382. Such limitations may result in expiration of a portion of the carryforwards before utilization. The Company’s ability to use NOL carryforwards, research and development credit carryforwards and other tax attributes to reduce future taxable income and liabilities may be further limited as a result of future changes in stock ownership. As a result, if the Company earns net taxable income, its ability to use pre-change NOL carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may still be subject to limitations, which could potentially result in an increased future tax liability. The Company has experienced ownership changes since its inception and there have been limitations on net operating losses and tax credits, which have resulted in tax attributes being permanently written-off against its deferred tax assets.
The Company maintained undistributed earnings overseas as of December 31, 2022. As of December 31, 2022, the Company believed the funds held by all non-US subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, the Company may be subject to withholding taxes in the foreign countries. As a result of tax reform, the Company’s unrepatriated earnings are no longer subject to federal income tax in the U.S. when distributed.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, NOL carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to the tax depreciation methods for qualified improvement property. The CARES Act had an immaterial impact on the Company's income taxes in fiscal year 2022 and 2021.
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

View, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$8,357	$6,593
Decreases related to prior year tax positions	—	—
Increases related to prior year tax positions	89	—
Increases related to current year tax positions	1,819	1,764
Balance at end of year	$10,265	$8,357
The balance of gross unrecognized tax benefits as of December 31, 2022 and 2021 was $10.3 million and $8.4 million, respectively, none of which would affect the Company's income tax expense if recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. It is the Company's policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, the Company had no accrued interest and penalties related to uncertain tax positions.
The Company currently has no federal, state or foreign tax examinations in progress, nor has it had any federal, state or foreign examinations since inception. The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2022 tax years generally remain subject to examination by U.S. federal and California state tax authorities due to the Company's NOL carryforwards. For significant foreign jurisdictions, the 2016 through 2022 tax years generally remain subject to examination by their respective tax authorities.
15.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal year ended December 31,
	2022	2021
Net loss	$(337,089)	$(342,978)
Weighted-average shares outstanding, basic and diluted	215,558,271	173,692,582
Net loss per share, basic and diluted	$(1.56)	$(1.97)
As a result of the Merger, the weighted-average number of shares of common stock used in the calculation of net loss per share have also been retroactively converted by applying the Exchange Ratio.
For the fiscal year ended December 31, 2022, common stock equivalents consisted of stock options, restricted stock units, warrants, and Convertible Notes. For the fiscal year ended December 31, 2021, common stock equivalents consisted of stock options, restricted stock units, and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021
Stock options to purchase common stock	24,021,790	27,582,170
Unvested restricted stock units	15,244,947	142,652
Warrants to purchase common stock	27,594,549	21,311,920
Convertible Notes (on an as-converted basis)	98,830,563	—
Total	165,691,849	49,036,742
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of December 31, 2022.
The common stock equivalents subject to the CEO Option Award are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been

View, Inc.
Notes to Consolidated Financial Statements

achieved. As of December 31, 2022 and 2021, the thresholds for the CEO Option Award have not been achieved and 25,000,000 stock options for the CEO Option Award are outstanding.
Prior to the Amendment described further in Note 13, the common stock equivalents subject to the Officer RSUs were excluded from the anti-dilutive table, as the underlying shares were contingently issuable since the share price of the Company had not exceeded the specified thresholds. As of December 31, 2021, the thresholds for the Officer RSUs had not been achieved, and 11,500,000 RSUs for the Officer RSUs are outstanding. As of December 31, 2022, due to the Amendment, the underlying shares are no longer contingently issuable and 6,075,000 unvested Officer RSUs are included in the anti-dilutive table.
16.Related Party Transactions
The Purchasers of the Convertible Notes include affiliates of RXR, a party with which the Company has an existing commercial relationship and with which it has engaged in and continues to engage in corporate transactions. Net proceeds from the issuance of Convertible Notes to RXR was $109.0 million after deducting fees and offering expenses and the Company has incurred $2.0 million interest expense on the Convertible Notes issued to RXR, which is accrued within other liabilities on the Consolidated Balance Sheet as of December 31, 2022. The Chairman and CEO of RXR joined the Company’s board of directors in November 2022. As such, RXR has been identified as a related party for the year ended December 31, 2022. The Company recognized revenue from RXR, or an agent acting on behalf of RXR, of $13.4 million during the twelve months ended December 31, 2022, respectively. In addition, the Company had $4.2 million in deferred revenue, $8.7 million in contract loss accruals, no contract assets associated with contracts with RXR, $7.4 million accounts receivables due from RXR or an agent acting on behalf of RXR, and no accounts payable due to RXR as of December 31, 2022. As discussed in Note 12, the Company issued the RXR Warrants to RXR FP on October 25, 2022. Refer to Note 12 for further information on the RXR Warrants.
17.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that, other than the events disclosed below, no additional material subsequent events exist.
Convertible Note Conversion
On January 12, 2023, holders of $18.0 million in aggregate principal amount of the Company’s Convertible Notes exercised their right to convert their notes into shares at the conversion price of $1.07 per share. As a result, the Company issued 16,822,429 shares of its Class A common stock, par value $0.0001 per share.
Restructuring Plan
On March 27, 2023, the Company’s board of directors approved a restructuring plan to reduce structural costs, including its workforce. Pursuant to the plan, the Company expects to decrease overall headcount by approximately 170 employees, which represents approximately 23% of full-time employees as of March 28, 2023. The reduction in workforce is expected to be substantially implemented in March 2023.
The Company expects to incur a one-time charge of approximately $5 million in the first quarter of 2023 related to the restructuring plan, consisting primarily of one-time severance payments upon termination of the employees impacted by the reduction in force and continued benefits for a specific period of time with related cash payments expected to be substantially paid out by April 30, 2023. The Company expects such payments to be the only direct expense of the reduction in workforce. The Company does not expect to recognize a stock-based compensation expense for impacted employees related to vested awards and does not anticipate modifying the affected employees’ stock awards in a manner that would result in additional expenses. The severance-related and non-cash charges that the Company expects to incur in connection with, or as a result of, the workforce reduction, are subject to a number of assumptions, and actual results may differ materially.
The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, its workforce reduction.

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
In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting described below. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
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
In connection with the preparation of this Annual Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on management’s evaluation, because of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified material weaknesses in our internal control over financial reporting as of December 31, 2022 as follows:
•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. Additionally, we did not demonstrate a commitment to integrity and ethical values. These material weaknesses contributed to the following additional material weaknesses: we did not design or maintain effective controls with respect to revenue and receivables and warranty-related obligations.

These material weaknesses in our control environment and in our warranty-related obligations process resulted in the need to restate our consolidated financial statements for the years ended December 31, 2020 and 2019, the unaudited quarterly financial information for the quarter ended March 31, 2021 and the unaudited quarterly financial information for each of the quarters in the year ended December 31, 2020. The material weakness in our revenues and receivables process resulted in adjustments that were not material to our annual or interim financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm of the effectiveness of our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.
Remediation Efforts and Status of Remaining Material Weaknesses
•As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we performed a comprehensive review of our existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis. While we have hired full time staff for many of these positions, certain open positions have been filled with experienced and competent contractors. Management has concluded that the previously identified competency gap has been filled and the combination of the permanent staff and the interim contractors are successfully fulfilling their roles and responsibilities. However, given the limited time that these positions have been filled during 2022, management has concluded that additional time is needed to demonstrate the ability to consistently perform their roles and responsibilities before determining that the material weakness has been remediated. Management will continue to monitor the performance of the finance function to ensure controls are operating effectively for a sufficient period of time before concluding on remediation.
•Further, management has designed and implemented new control activities in response to our commitment to integrity and ethical values. However, given the limited time that these controls were operating during 2022, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining that the material weakness has been remediated. Management will continue to evaluate the control activities in response to our commitment to integrity and ethical values in 2023 to ensure they have operated effectively for a sufficient period of time before concluding on remediation.
•During the first three quarters of 2022, we designed and implemented new control activities in response to the risk of material misstatement related to warranty-related obligations. While the newly implemented controls were in place and operated effectively as of December 31, 2022, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
•During 2022, we designed and implemented new control activities in response to the risk of material misstatement related to our revenue and receivables process. While the newly implemented controls were in place and operated as of December 31, 2022, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
Remediation of Previously Identified Material Weaknesses
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, the following material weaknesses in our internal control over financial reporting, which have been remediated, as described below:
•We did not design or maintain effective controls in response to the risks of material misstatement, including designing and maintaining formal accounting policies, procedures, and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including with respect to inventory, equity and derivative liabilities, leasing arrangements, property, plant, and equipment, stock-based compensation, and period-end financial reporting.
During the first three quarters of 2022, we designed and implemented new control activities in response to the risk of material misstatement for these significant business processes. Management has completed its design, testing and evaluation of the enhanced and newly implemented internal controls and determined that as of December 31, 2022, the controls were appropriately designed and have operated effectively for a sufficient period of time for management to conclude that the material weaknesses have been remediated.

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
Management invested in the design and implementation of additional and enhanced information technology systems and user applications commensurate with the complexity of our business and financial reporting requirements, which has improved the reliability of our financial reporting by reducing the need for manual processes, subjective assumptions, and management discretion; by reducing the opportunities for errors and omissions; and by decreasing reliance on manual controls to detect and correct accounting and financial reporting inaccuracies. Management has completed its design, testing and evaluation of the enhanced and newly implemented internal controls and determined that as of December 31, 2022, the controls were appropriately designed and have operated effectively for a sufficient period of time for management to conclude that the material weaknesses have been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended December 31, 2022 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2022.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed within 120 days after December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(1)     Financial Statements: The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(2)     Exhibits: The following exhibits are filed, furnished or incorporated by reference as part of this Annual Report.

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

4.4+
Indenture, dated as of October 26, 2022, by and between View, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

4.5+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

4.6+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

4.7+	Common Stock Purchase Warrant, dated as of October 25, 2022 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

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

10.23+
Primary Common Stock Purchase Agreement, dated as of August 8, 2022, by and between View, Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on August 9, 2022).

10.24^
Standby Common Stock Purchase Agreement, dated as of August 8, 2022, by and between View, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on August 9, 2022).

10.25^
Registration Rights Agreement, dated as of August 8, 2022, by and among View, Inc., CF Principal Investments LLC and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on August 9, 2022).

10.26^
Form of First Amendment to the Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the View, Inc. 2021 Equity Incentive Plan (Executive RSUs) (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on August 9, 2022).

10.27^
Forms of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 7, 2022).

10.28^
Forms of Notice of Stock Option Grant and Stock Option Agreement under the 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 7, 2022).

10.29^
Notice of Stock Option Grant and Stock Option Agreement under the 2021 Chief Executive Officer Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 7, 2022).

10.30+
Investment Agreement, dated as of October 25, 2022, by and among View, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

10.31+
Agreement for Strategic Planning and Consulting Services, dated as of October 25, 2022, by and between View, Inc. and RXR FP Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

10.32
Letter Agreement, dated as of October 26, 2022, by and between View, Inc. and CF Principal Investments LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

10.33
Letter Agreement, dated as of October 26, 2022, by and among View, Inc., RXR FP Investor LP and RXR FP Investor II LP (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

10.34
Letter Agreement, dated as of October 26, 2022, by and between View, Inc. and RXR FP Services LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed with the SEC on October 27, 2022).

10.35*^	Forms of Notice of Restricted Stock Unit Grant for Directors and Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan

10.36*^	Forms of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Agreement under the 2021 Equity Incentive Plan

14.1*	Code of Business Conduct and Ethics of View, Inc.

21.1*	Subsidiaries of View, Inc.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm

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

*    Filed herewith
**    Furnished herewith
+    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
^    Denotes a management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

View, Inc.

Date:	March 31, 2023	/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

View, Inc.

Date:	March 31, 2023	/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 31, 2023	/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 31, 2023	/s/ Delos (Toby) Cosgrove
Name: Delos (Toby) Cosgrove
Title: Chairman

Date:	March 31, 2023	/s/ Julie Larson-Green
Name: Julie Larson-Green
Title: Director

Date:	March 31, 2023	/s/ Lisa Picard
Name: Lisa Picard
Title: Director

Date:	March 31, 2023	/s/ Nigel Gormly
Name: Nigel Gormly
Title: Director

Date:	March 31, 2023	/s/ Scott Rechler
Name: Scott Rechler
Title: Director