Form 10-K/A
period 2022-12-31
View, Inc.
filed 2023-04-28
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K/A
(Amendment No. 1)
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
As of April 25, 2023, 241,233,902 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.
Auditor Name: PricewaterhouseCoopers LLP     Auditor Location: San Jose, California    PCAOB ID No. 238

Note Regarding Forward Looking Statements
Certain statements included in this Annual Report on Form 10-K/A that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Annual Report on Form 10-K/A. These forward-looking statements are provided for illustrative purposes only and are not intended to serve, as and must not be relied on by an investor as, a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Annual Report on Form 10-K/A. You should carefully consider the factors and the other risks and uncertainties described in Part I, Item 1A of our Annual Report on Form 10-K filed on March 31, 2023. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends View, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission ("SEC") on March 31, 2023 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K, as we currently expect that our definitive proxy statement for the 2023 annual meeting of stockholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by and not included in such Items; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.
References to the “Company,” “View,” “we” or “our” in this Amendment refer to View, Inc. and its subsidiaries.

View, Inc.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Below is a list of the Company’s executive officers and directors and their respective ages and business experience as of April 25, 2023.

Name	Age	Position
Rao Mulpuri	54	Chief Executive Officer and Director
Amy Reeves	47	Chief Financial Officer
Rahul Bammi	52	Chief Business Officer
Martin Neumann	46	Chief Operations Officer
Nitesh Trikha	48	Chief Product Officer
Anshu Pradhan	45	Chief Technology Officer
Bill Krause	42	Chief Legal Officer
Toby Cosgrove	81	Chairman of the Board
Nigel Gormly	49	Director
Julie Larson-Green	61	Director
Lisa Picard	53	Director
Scott Rechler	55	Director
Executive Officers
Rao Mulpuri
Dr. Rao Mulpuri has served as View’s Chief Executive Officer and on the Board since December 2008. Prior to View, Dr. Mulpuri held several executive positions at Novellus Systems, most recently as President of Novellus Systems Japan, and Vice President/General Manager of the Integrated Metals Business. Dr. Mulpuri holds a Ph.D. in Materials Engineering and a MS in Manufacturing Engineering from Boston University, and a BE in Mechanical Engineering from Manipal Institute of Technology in India. Dr. Mulpuri also completed the Advanced Management Program at Harvard Business School. Dr. Mulpuri is a member of the Young Presidents Organization, the Urban Land Institute, the Advisory Board of the College of Engineering at Boston University and the Executive Board of the Silicon Valley Leadership Group. We believe Dr. Mulpuri is qualified to serve as a member of the Board due to his extensive executive management and technology industry leadership experience, as well as his deep knowledge of View’s technology and business operations.
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
Bill Krause
Bill Krause has served as View’s Chief Legal Officer and Secretary since February 2022, and previously served as View’s Senior Vice President, General Counsel and Secretary since January 2018. Prior to View, Mr. Krause was Deputy General Counsel & Assistant Secretary at Rambus, Inc., a publicly traded memory and security company. Mr. Krause has also had significant experience in private practice with the law firm of Pillsbury Winthrop Shaw Pittman, LLP where he advised a wide range of companies with respect to securities compliance, public and private financings, mergers and acquisitions, public company reporting and corporate governance. Mr. Krause is a member of the California State Bar and received a J.D. from Santa Clara University and his bachelor’s degree from Amherst College.
Directors
Rao Mulpuri
See “—Executive Officers”.
Toby Cosgrove
Dr. Toby Cosgrove, MD, Chairman of the Board, joined the Board on March 8, 2021. From 2004 through 2017, Dr. Cosgrove served as the CEO and president of the Cleveland Clinic, where he led the $8 billion organization to new heights of achievement and efficiency, seeing it ranked the #2 hospital in America (U.S. News). Dr. Cosgrove joined the Cleveland Clinic in 1975 and chaired the Department of Thoracic and Cardiovascular surgery from 1989 to 2004. He has performed over 22,000 operations and earned an international reputation in valve repair. Dr. Cosgrove also holds 30 patents for medical innovations. He currently serves as Executive Advisor, working with Cleveland Clinic leadership on strategies for national and international growth. He has also served as a director for Hims & Hers Health, Inc. (NYSE: HIMS) since January 2021 and American Well Corporation (NYSE: AMWL) since November 2019. Dr. Cosgrove is a member of the National Academy of Medicine, and a Fellow of the National Academy of Inventors. He graduated from Williams College and the University of Virginia School of Medicine and trained at Massachusetts General Hospital and Brook General Hospital in London. In 1967, he was a surgeon in the U.S. Air Force, earning a Bronze Star. We believe Dr. Cosgrove is qualified to serve as a member of the Board based on his extensive experience as an executive and board member, as well as his deep medical expertise.
Nigel Gormly
Nigel Gormly has served as a member of the Board since August 2015. Mr. Gormly initially served as the representative director of the New Zealand Superannuation Fund, and then as an independent director. Until June 2019, Mr. Gormly served as the New Zealand Superannuation Fund’s Head of International Direct Investment primarily responsible for the Fund’s direct investments in energy, infrastructure and expansion capital, as well as leading the Fund’s collaboration efforts with global investment partners. Prior to joining the Fund, Mr. Gormly spent 10 years with Fonterra, where he held a number of strategic development and commercial leadership roles, most recently as General Manager Commercial Ventures. Mr. Gormly’s early career was focused on M&A and corporate finance advisory based in London, with assignments throughout Asia, Latin America and Europe. A Chartered Financial Analyst, Nigel holds a B.Sc, BCom and a Graduate Diploma in Finance from the University of Auckland. He currently serves on the Boards of LanzaTech (Nasdaq: LNZA) and CTF Pledge Pioneers. We believe Mr. Gormly is qualified to serve as a member of the Board based on his extensive experience in the venture capital and investment banking industries.

Lisa Picard
Lisa Picard joined the Board on March 8, 2021. Ms. Picard is currently a partner at Sway Ventures, a US-based venture capital firm. Ms. Picard previously served as President and Chief Executive Officer of EQ Office, a U.S. office portfolio company wholly-owned by Blackstone’s real estate funds, until March 2022. Ms. Picard joined EQ Office in 2016 as its Chief Operating Officer and was named CEO in 2017. Prior to joining EQ, Ms. Picard worked as a real estate executive for Skanska, developing office and residential properties in the Northwest United States, while also guiding investments for the company in Sweden, Norway and Denmark. Ms. Picard has also held executive roles at Canyon Ranch Spa and Resorts and Hines Interests. She also serves on the Board of Directors for MiiR Holdings, a product-to-project B corporation. Ms. Picard holds two master’s degrees from Massachusetts Institute of Technology and a BS from California State Polytechnic University-Pomona. We believe Ms. Picard is qualified to serve as a member of the Board based on her extensive experience as an executive and board member, as well as her deep knowledge of the real estate industry.
Julie Larson-Green
Julie Larson-Green has served as a member of the Board since June 2021. As an advisor, investor, and board member, Ms. Larson-Green currently helps companies successfully develop their people, products, and processes to create great experiences and deliver growth. Ms. Larson-Green has served as Chief Technology Officer of Magic Leap 2 since September 2021. From January 2018 to February 2021, Ms. Larson-Green served as the chief experience officer at Qualtrics. From 1993 to 2017, she served in a variety of executive leadership and product development roles at Microsoft, including leadership in building Microsoft Office, Windows, Internet Explorer, Xbox, and Surface. She also cultivated a startup culture, fostering ideas to reflect the company’s broader vision of helping people achieve more and focus on what matters most. Ms. Larson-Green has served as a director of Health Catalyst, Inc. (Nasdaq: HCAT) since January 2020. We believe Ms. Larson-Green is qualified to serve as a member of the Board based on her executive leadership experience, including chief experience officer, and her knowledge of the technology industry.
Scott Rechler
Scott Rechler has served as a member of the Board since November 2022. Mr. Rechler is a prominent leader in the real estate industry, with more than 30 years of real estate experience. Mr. Rechler has served as the Chief Executive Officer and Chairman of RXR Realty (“RXR”) since January 2007. From 2011 to 2016, Mr. Rechler served on the Board of Commissioners as Vice Chairman for the Port Authority of New York and New Jersey. He later served on the Board of the New York Metropolitan Transportation Authority (MTA) from 2017 to 2019. In November 2021, Mr. Rechler was elected to the Board of Directors of the Federal Reserve Bank of New York to serve the remainder of an existing term. He was re-elected to a 3-year term at the end of December 2021. In addition to his role at RXR, Mr. Rechler currently serves as a board member of the Regional Plan Association, trustee and Vice Chair of the National September 11 Memorial and Museum at the World Trade Center, member of the Real Estate Board of New York (REBNY), Chair of The Feinstein Institute for Medical Research and member of the Board of Trustees at Northwell Health, and a member of the NYU Real Estate Institute Advisory Committee. Mr. Rechler also serves on the Board of the Tribeca Film Institute, where he serves as its Co-Chair, and he also serves on the Board of the Drum Major Institute, Convene, Kitchen United, and the Hospital for Special Surgery. He previously was the Chairman and CEO of RXR Acquisition Corp. (Nasdaq: RXRA), Chairman and Chief Executive Officer of Reckson Associates Realty Corp. (NYSE: RA) and served on the Board of Directors of American Campus Communities, Inc. (NYSE: ACC). Mr. Rechler is a graduate of Clark University and the New York University Schack Institute. Mr. Rechler was appointed to the Board pursuant to the Agreement for Strategic Planning and Consulting Services (the “Strategic Agreement”), dated as of October 25, 2022, by and between the Company and RXR FP Services LLC. Pursuant to the Strategic Agreement, RXR FP Services LLC was appointed to render strategic planning and consulting services to View, and was given the right to appoint the Vice-Chairman of our Board until the earlier of (i) the fifth annual meeting of stockholders of the Company following the date of the Strategic Agreement and (ii) the end of the term of the Strategic Agreement. We believe Mr. Rechler is qualified to serve as a member of the Board based on his extensive experience as an executive and board member at public and private companies, as well as his extensive experience in the real estate industry.
CORPORATE GOVERNANCE
Board Composition
Our business and affairs are organized under the direction of our Board, which currently consists of six members. Toby Cosgrove serves as Chairman of the Board and is a non-employee independent director. Scott Rechler serves as Vice-Chairman of the Board. The primary responsibilities of our Board are to provide oversight, strategic guidance, counseling and direction to our management. Our Board meets on a regular basis and additionally, as required.
In accordance with the terms of our Bylaws, each director shall be elected by a plurality of the votes cast at each annual meeting of stockholders, and each director so elected shall hold office until the next annual meeting of stockholders and until such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal. Unless otherwise required by law or our charter, vacancies on the Board or any committee thereof resulting from the death, resignation or removal of a director, or from an increase in the number of directors constituting the Board or such committee or otherwise, may be filled only by a majority of the directors then in office, though less than a quorum, or by a sole remaining director. The directors so chosen shall, in the case of the Board, hold office until the next annual election and until their successors are duly elected and qualified, or until their earlier death, resignation or removal, and, in the case of any committee of the Board, shall hold office until their successors are duly appointed by the Board or until their earlier death, resignation or removal. Except as otherwise required by applicable law and subject to the rights, if any, of the holders of shares of preferred stock then outstanding, any director or the entire Board may be removed from office at any time, but only for cause, and only by the affirmative vote of the holders of at least sixty-six and two-thirds percent (66 2/3%) in voting power of the issued and outstanding capital stock of the Company entitled to vote in the election of directors.
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
Director Independence
The rules of Nasdaq require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We currently have four “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our Board has determined that each individual on the Board, other than Dr. Mulpuri and Mr. Rechler, qualifies as an independent director under Nasdaq listing standards.
Board Leadership Structure
We have separated the roles of Chairman of the Board and the CEO. While the Chairman of the Board works closely with the CEO and other members of our management, the Chairman of the Board is not part of management and does not have an operating or external role or responsibility. The Board considers it useful and appropriate to designate a Chairman of the Board to act as the presiding director at Board meetings, to call and organize such meetings and to manage the agenda thereof, and to manage the affairs of the Board, including ensuring that the Board is organized properly, functions effectively and meets its obligations and responsibilities. The Chairman of the Board also acts as the principal contact for the CEO and other members of the Board and management, as appropriate, for matters requiring the attention of the full Board. We believe that this leadership structure is appropriate given the attention, time, effort, and energy that the CEO is required to dedicate to his position in the current business environment, and the high level of commitment required to serve as our Chairman of the Board.
Role of Board of Directors in Risk Oversight
Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational risks. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the Company faces, while one of the key functions of our Board is informed oversight of our risk management process. Our Board does not currently have or anticipate having a standing risk management committee, but instead administers this oversight function directly through our Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, and our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with legal and regulatory requirements. Our Compensation Committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements. Our Nominating and Corporate Governance Committee assesses risks relating to our corporate governance practices, the independence of the Board, and potential conflicts of interest.
Our Board believes its current leadership structure supports the risk oversight function of our Board.
Director Qualifications & Board Diversity
Except as may be required by rules promulgated by Nasdaq or the SEC, there are currently no specific minimum qualifications that must be met by each candidate for our Board, nor are there any specific qualities or skills that are necessary for one or more of the members of our Board to possess. The Nominating and Corporate Governance Committee considers a number of factors in its assessment of the appropriate skills and characteristics of members of the Board, as well as the composition of the Board as a whole. These factors include the members’ qualification as independent, as well as consideration of judgment, character, integrity, diversity, skills, and experience in such areas as operations, technology, finance, and the general needs of the Board and such other factors as the Nominating and Corporate Governance Committee may consider appropriate.
The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity. However, the Board and the Nominating and Corporate Governance Committee believe that it is essential that the members of the Board represent diverse viewpoints. In considering candidates for the Board, the Board and the Nominating and Corporate Governance Committee consider the entirety of each candidate’s credentials in the context of the factors mentioned above. The Company is currently in compliance with the diversity requirements of Nasdaq Rule 5605(f), with two female directors and one South Asian director.

Board Diversity Matrix (as of April 25, 2023)
Total Number of Directors	6
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	4	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	1	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	3	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—
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
The following table sets forth the current membership of each of our Board’s committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Rao Mulpuri
Toby Cosgrove		✓	✓
Nigel Gormly	✓✓		✓
Julie Larson-Green	✓		✓✓
Lisa Picard	✓	✓✓
Scott Rechler
______________
✓✓ Chair
Audit Committee
The members of our Audit Committee are Nigel Gormly, Julie Larson-Green and Lisa Picard, with Nigel Gormly serving as chair of the Audit Committee. Our Board has determined that each member of our Audit Committee meets the requirements for independence for audit committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the Audit Committee is financially literate and our Board has determined that Lisa Picard qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial oversight expertise. Both our independent registered public accounting firm and management periodically meet with our Audit Committee.

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
Compensation Committee
The members of our Compensation Committee are Lisa Picard and Toby Cosgrove, with Lisa Picard serving as chair of the Compensation Committee. Our Board has determined that each member of our Compensation Committee meets the requirements for independence for compensation committee members under the rules and regulations of the SEC and the listing standards of Nasdaq. Each member of the Compensation Committee is also an outside director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Since the closing of our initial public offering on March 8, 2021, our Compensation Committee has been responsible for making all executive compensation determinations. In 2022, the Compensation Committee continued its retention of Compensia, Inc. as our independent compensation consultant to advise the Compensation Committee with respect to director and officer compensation.
Our Compensation Committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our Compensation Committee is available on our website at investors.view.com/corporate-governance/governance-overview.
Nominating and Corporate Governance Committee
The members of the Nominating and Corporate Governance Committee are Toby Cosgrove, Nigel Gormly and Julie Larson-Green, with Ms. Larson-Green serving as chair of the Nominating and Corporate Governance Committee. Our Board has determined that each member of our Nominating and Corporate Governance Committee meets the requirements for independence for nominating and corporate governance committee members under the listing standards of Nasdaq.
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
The composition and function of our Nominating and Corporate Governance Committee complies with all applicable SEC and Nasdaq rules and regulations. We will comply with future requirements to the extent they become applicable. Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing standards of Nasdaq. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at investors.view.com/corporate-governance/governance-overview.
Identifying and Evaluating Nominees for Directors
The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for directors, including those discussed in the “Director Qualifications & Board Diversity” section of this Annual Report on Form 10-K/A. In the event that vacancies on the Board are anticipated, or otherwise arise, the committee will consider various potential candidates for director. Candidates may come to the attention of the committee through current members of the Board, professional search firms, stockholders or other persons. The Nominating and Corporate Governance Committee has from time to time retained third parties to whom a fee is paid to assist it in identifying or evaluating potential director nominees.
Stockholders of record (i) on the record date for an annual meeting of stockholders or a special meeting of stockholders called for the purpose of electing directors and (ii) on the date of the giving of proper notice of such stockholder’s proposal may propose director candidates for election to the Board at such annual or special meeting by submitting to the Secretary of the Company, in proper written form, the information required by our Bylaws for stockholder nominations. The Nominating and Corporate Governance Committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by directors or management.

Attendance at our Board of Directors and Stockholder Meetings
During 2022, our Board of Directors (other than Mr. Rechler, who joined the Board in November 2022) attended at least 75% of the aggregate of (1) the total number of meetings of the Board of Directors held during the period for which he or she has been a director and (2) the total number of meetings held by all committees on which he or she served during the periods that he or she served. Although we do not have a formal policy regarding attendance by members of our Board of Directors at the annual meetings of stockholders, we strongly encourage, but do not require, directors to attend.
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
Communications with the Board of Directors
The Board has the following process for securityholders to send communications to the Board: stockholders and other interested parties wishing to communicate directly with our independent directors may do so by writing and sending the correspondence to our Chief Legal Officer by mail to our principal executive offices at 195 South Milpitas Blvd., Milpitas, California, 95035. Our Chief Legal Officer, in consultation with appropriate directors as necessary, will review all incoming communications and screen for communications that (1) are solicitations for products and services, (2) relate to matters of a personal nature not relevant for our stockholders to act on or for our Board to consider and (3) matters that are of a type that are improper or irrelevant to the functioning of our Board or our business, including, without limitation, mass mailings, job inquiries and business solicitations. If appropriate, our Chief Legal Officer will route such communications to the appropriate director(s) or, if none is specified, then to the Chairman of the Board. These policies and procedures do not apply to communications to non-management directors from our officers or directors who are stockholders or stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act.
Policy Prohibiting Hedging or Pledging of Securities
Under our Insider Trading Policy, our employees, including our officers and the members of our Board, are prohibited from, directly or indirectly, among other things, (1) engaging in short sales, (2) trading in publicly-traded options, such as options, warrants, puts and calls, and other similar instruments on our securities, (3) hedging transactions (including, without limitation, prepaid variable forward sale contracts, equity swaps, collars and exchange funds), or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities, (4) pledging any of our securities as collateral for any loans, (5) holding our securities in a margin account and (6) placing standing or limit orders on our securities.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms filed during or with respect to our most recent fiscal year, we believe there was one delinquent Section 16(a) report: the Initial Statement of Beneficial Ownership of Securities on Form 3 filed by Madrone Capital Partners, LLC on February 16, 2022

Item 11. Executive Compensation
EXECUTIVE COMPENSATION OVERVIEW
The Company is a “smaller reporting company” as defined by the SEC, and therefore is not required to provide, and does not purport to provide, all of the disclosures required for a “Compensation Discussion and Analysis” as set forth in the rules promulgated by the SEC. The Company is, however, providing a brief overview of its executive compensation program in order to aid its stockholders’ understanding of how its business and performance affects executive compensation decisions.
Our named executive officers (“NEOs”) consisted of the following executive officers in fiscal year 2022: Rao Mulpuri, Chief Executive Officer (“CEO”); Rahul Bammi, Chief Business Officer; and Martin Neumann, Chief Operations Officer.
Compensation Philosophy
The Company’s executive compensation program is designed to enable the Company to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management’s and stockholders’ interests in the enhancement of Company performance and stockholder value.
The Company’s executive compensation program uses multiple elements to deliver a total package consisting of base salary, annual cash incentive awards and long-term incentive compensation in the form of equity awards. The Compensation Committee reviews each element separately but also considers the relative mix of compensation and benefit offerings when making compensation decisions. In addition, the Compensation Committee retains discretion to make adjustments it deems advisable to balance the Company’s overall performance and the individual performance of the Company’s executive officers with our “pay for performance” philosophy.
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
In performing these duties, the Compensation Committee evaluates the performance of our CEO, and reviews and evaluates the existing NEO compensation program on an annual basis. The Compensation Committee has the authority to obtain advice and assistance from internal or external compensation consultants, attorneys, accountants and other advisers.
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
The Role of the Independent Compensation Consultant
Compensia, Inc., a national compensation consulting firm (“Compensia”), served as the Compensation Committee’s independent compensation consultant for purposes of providing compensation consulting services in 2022. Compensia reports directly to the Compensation Committee and works collaboratively with management and the Compensation Committee. Pursuant to applicable SEC rules and the listing standards of Nasdaq, the Compensation Committee assessed the independence of Compensia and concluded that no conflict of interest was raised by the work performed by Compensia that would prevent Compensia from independently advising the Compensation Committee. Compensia does not perform other non-compensation related services for the Company and will not do so without the prior consent of the Compensation Committee.
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

Elements of Executive Compensation
The Company’s 2022 executive compensation program consisted of the following elements, which were heavily weighted toward variable compensation tied to Company performance and stock price performance:

	Compensation Element		Purpose	Design
Fixed	Annual	Base Salary	Recognize performance of job responsibilities and attract and retain individuals with superior talent	Fixed compensation, payable in cash
Variable	Annual	Annual Incentive Plan	Focus, motivate and reward executive officers for achieving annual financial and business objectives	Short-term cash incentive compensation based on revenue and EBITDA performance
	Long-Term	Restricted Stock Units	Encourage retention of top talent and promote an employee ownership culture over the long- term	Service-based vesting over a four-year period
Base Salary
Base salaries provide a fixed level of cash compensation for our executive officers, including our NEOs. When setting salaries, the Compensation Committee considers each executive officer’s responsibilities and performance against job expectations, experience and tenure as well as the impact of base salary on other compensation elements. The Compensation Committee’s review of these factors is subjective and no fixed value or weight is assigned to any specific factor when making salary recommendations. The table below sets forth the annual base salaries approved for each of our NEOs for 2022 and 2021, as well as the percentage year-over-year change.

Named Executive Officer	2022 Base Salary	2021 Base Salary	Percentage Increase
Rao Mulpuri	$500,000	$500,000	0%
Rahul Bammi	$350,000	$350,000	0%
Martin Neumann	$350,000	$350,000	0%
The base salaries paid to our NEO’s during 2022 are set forth in the “2022 Summary Compensation Table” below.
Annual Cash Incentive Compensation — Cash Incentive Plan (“CIP”)
The CIP is designed to motivate and reward our executive officers, including our NEOs, for achieving the Company’s short-term financial and operational objectives and the executive officers’ individual objectives. Each year, the Compensation Committee develops a recommended target annual cash incentive award opportunity for each executive officer expressed as a percentage of their annual base salary, subject to the achievement of pre-established corporate and individual goals, as described below. These recommendations are later approved by the Company’s board. The target annual cash incentive award opportunities of our NEOs as a percentage of base salary for 2022 were as follows:

	2022 CIP Target
Named Executive Officer	Target Payout [1]	% of Base Salary
Rao Mulpuri	$500,000	100%
Rahul Bammi	$210,000	60%
Martin Neumann	$210,000	60%
______________
1Based on salary effective as of December 31, 2022.
Payouts under the CIP could range from 50% to 150% of the target annual cash incentive award opportunity based on performance relative to pre-established performance goals. If the threshold amount was not achieved for a particular performance metric, no amount was to be paid for that metric. However, the Compensation Committee retained absolute discretion to modify or eliminate any annual cash incentive awards if the Compensation Committee determined such actions were warranted. The metrics chosen by the Compensation Committee to measure corporate performance for determining payouts under the CIP were Revenue and EBITDA (as calculated in accordance with GAAP). The 2022 performance targets and actual results for these metrics were as follows:

2022 Targets
(in thousands)
	Threshold	Target	Max
Revenue	$90,000	$120,000	$150,000
EBITDA	$(275,000)	$(225,000)	$(225,000)
Pool Funding	50%	100%	150%

2022 Performance Results
(in thousands)
2022 Actuals
Revenue	$101,328
EBITDA	$(233,056)
Pool Funding	81%
In light of the Company’s ongoing cash conservation efforts, the Compensation Committee recommended and the Board determined that the CIP pool should be funded half in cash and half in restricted stock units (“RSUs”) with a 1-year monthly ratable vesting schedule. Messrs. Bammi and Neumann received total bonus amounts of $170,100, and $170,100, respectively, with $85,050 of such amounts paid in cash and the remainder payable in RSUs that vest ratably monthly over one year. Dr. Mulpuri received a total bonus amount of $405,000, which was funded entirely in RSUs with a 1-year monthly ratable vesting schedule.
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
In 2022, our Board approved an amendment to outstanding RSUs held by our NEOs, to remove the performance-based vesting conditions applicable to such awards. The amendment became effective on September 8, 2022. No equity awards were otherwise granted to our NEOs in fiscal year 2022.
On March 27, 2023, Messrs. Bammi and Neumann each received a RSU award of 250,000 shares, with such awards vesting ratably on a monthly basis over four years with the first day of vesting on April 8, 2023.
Other Policies and Elements of Executive Compensation
401(k) Plan
We sponsor a tax-qualified defined contribution plan (the “Section 401(k) plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) for all employees, including our NEOs. Employees of the Company are eligible to participate in the Section 401(k) plan and receive employer contributions upon reaching age 18. Participants may contribute between 1% and 90% of their earnings. The Company matches 50% of an employee’s salary deferrals or 3% of the employee’s Section 401(k) eligible earnings, whichever is less. The total matching does not exceed the match allocated based on IRS annual compensation limits, which was $305,000 in 2022. The maximum match based on this compensation limit was $9,150 in 2022.
Pension Benefits
None of our executive officers, including any of our NEOs, participate in any defined benefit pension plans.
Nonqualified Deferred Compensation
None of our executive officers, including any of our NEOs, participate in any non-qualified deferred compensation plans, supplemental executive retirement plans or any other unfunded retirement arrangements.

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
No Tax Reimbursement of Parachute Payments and Deferred Compensation
We do not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code and we have not agreed and are not otherwise obligated to provide any executive officer, including any NEO, with such a “gross-up” or other reimbursement.
Executive Compensation Tables
Summary Compensation Table
The following table sets forth information concerning the compensation of our NEOs for the years ended December 31, 2022, and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) [1]	Option Awards ($) [1]	Nonequity Incentive Plan Compensation ($)	All other Compensation ($)		Total ($)
Rao Mulpuri	2022	500,000	—	16,052,558	—	—	34,629	[2]	16,587,187
Chief Executive Officer	2021	500,000	—	45,936,503	88,375,655	—	24,345		134,836,503
Rahul Bammi	2022	350,000	—	1,545,311	—	85,050	22,287	[3]	2,002,648
Chief Business Officer	2021	350,000	—	4,287,407	3,068,381	—	17,772		7,723,560
Martin Neumann[4]	2022	350,000	—	1,545,311	—	85,050	48,647	[5]	2,029,008
Chief Operations Officer
______________
1The amounts reported in the “Stock Awards” and “Option Awards” columns do not reflect compensation actually received by the NEO. Instead, the amounts reported are the aggregate grant date fair value computed in accordance with the provisions of FASB ASC Topic 718, excluding the effect of estimated forfeitures. The amounts disclosed for “Stock Awards” in fiscal year 2022 include RSUs granted to Messrs. Mulpuri, Bammi and Neumann in 2023 with respect to fiscal year 2022 bonus achievement and also reflects incremental compensation expense related to the modification of certain stock awards during 2022, which was calculated in accordance with FASB ASC Topic 718 as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification. For information regarding this modification and the assumptions used in determining the fair value of the “Stock Awards” and “Option Awards”, please refer to Note 13 to our financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023.
2Includes $25,000 for premiums paid by the Company to a third party on Dr. Mulpuri's behalf for personal financial planning services, $5,711 paid by the Company for matching contributions to Dr. Mulpuri’s Section 401(k) plan, $2,400 paid by the Company for contributions to Dr. Mulpuri’s health savings account and $1,518 for premiums paid by the Company to a third party on Dr. Mulpuri's behalf for group life insurance benefits.
3Includes $13,500 for premiums paid by the Company to a third party on Mr. Bammi's behalf for personal financial planning services, $7,269 paid by the Company for matching contributions to Mr. Bammi’s Section 401(k) plan and $1,518 for premiums paid by the Company to a third party on Mr. Bammi's behalf for group life insurance benefits.
4Mr. Neumann was not an NEO in 2021; therefore, his compensation information is only provided for fiscal year 2022.
5Includes $41,240 for relocation benefits paid by the Company to Mr. Neumann, $4,467 paid by the Company for matching contributions to Mr. Neumann’s Section 401(k) plan, $1,950 paid by the Company for a medical coverage waiver for Mr. Neumann and $990 for premiums paid by the Company to a third party on Mr. Neumann’s behalf for group life insurance benefits.

2022 Outstanding Equity Awards at Fiscal Year-End Table
The following table shows all outstanding equity awards held by our NEOs as of December 31, 2022.

	Option Awards					RSU Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) [1]
Rao Mulpuri	249,937	—	11.62	8/13/2024	[2]
	249,937	—	11.62	11/12/2025	[3]
	12,112,825	—	9.04	11/21/2028	[4]
		25,000,000	10.00	3/8/2031	[5]
						4,218,750	4,070,672	[6]

Rahul Bammi	209,249	—	15.92	8/25/2026	[7]
	1,986,056	—	9.04	11/21/2028	[8]
	306,250	393,750	10.00	3/8/2031	[9]
						393,750	379,929	[10]

Martin Neumann	2,325	—	11.62	8/13/2024	[11]
	4,650	—	15.77	5/5/2026	[12]
	18,600	—	15.92	11/17/2026	[13]
	348,749	—	9.04	12/4/2028	[14]
	94,456	21,793	9.04	11/13/2029	[15]
	306,250	393,750	10.00	3/8/2031	[16]
						393,750	379,929	[17]
______________
1The amounts reported in the “Market Value of Shares or Units of Stock That Have Not Vested” column reflect the aggregate fair market value of the RSUs on December 31, 2022, based on the closing price of our Class A common stock of $0.9650 per share as reported on the Nasdaq Global Select Market. The RSUs outstanding as of December 31, 2022, were subject to both time-based and performance-based vesting conditions upon grant, and were subsequently amended by the Board effective September 8, 2022, to remove the performance-based vesting conditions applicable to the awards.
2This option vested in full on August 1, 2019.
3This option vested in full on November 12, 2018.
4This option vested in full on November 1, 2022.
5This amount represents the number of unvested shares subject to the CEO’s option award, which vests and becomes exercisable upon satisfaction of certain performance conditions, subject to the CEO’s continued employment through each such vesting date.
6Upon the amendment by the Board effective September 8, 2022 to remove the performance-based vesting conditions applicable to the awards, these RSUs vest with respect to one-quarter of the shares of our Class A common stock underlying the RSUs on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the RSUs vest in equal monthly installments over the subsequent three years until March 8, 2025.
7This option vested in full on June 1, 2016.
8This option vested in full on November 1, 2022.
9This option vests with respect to one-quarter of the shares of our Class A common stock underlying the option on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the option vest in equal monthly installments over the subsequent three years until March 8, 2025.
10Upon the amendment by the Board effective September 8, 2022 to remove the performance-based vesting conditions applicable to the awards, these RSUs vest with respect to one-quarter of the shares of our Class A common stock underlying the RSUs on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the RSUs vest in equal monthly installments over the subsequent three years until March 8, 2025.
11This option vests in equal monthly installments over four years until August 13, 2024.
12This option vested in full on October 1, 2020.

13This option vested in full on October 1, 2021.
14This option vested in full on November 1, 2022.
15This option vests in equal monthly installments over four years until September 1, 2023.
16This option vests with respect to one-quarter of the shares of our Class A common stock underlying the option on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the option vest in equal monthly installments over the subsequent three years until March 8, 2025.
17Upon the amendment by the Board effective September 8, 2022 to remove the performance-based vesting conditions applicable to the awards, these RSUs vest with respect to one-quarter of the shares of our Class A common stock underlying the RSUs on the one-year anniversary of the vesting commencement date and the remaining three-quarters of the shares underlying the RSUs vest in equal monthly installments over the subsequent three years until March 8, 2025.
Potential Payments Upon Termination or Change in Control
Equity Award Acceleration
In the event of a “change in control” or “merger” of the Company, as defined in our equity plan, each outstanding option or equity award will be assumed or an equivalent option or award substituted by the successor company. In the event that the successor company refuses to assume or substitute for the option or equity award, the participant will fully vest in and have the right to exercise all of his or her options or stock appreciation rights, including shares as to which such awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to RSUs, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change in control, the administrator of the plan will notify the participant that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the administrator, and the option or stock appreciation right will terminate upon the expiration of such period.
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
Employment Agreements with Executive Officers
The Company maintains employment agreements with our executive officers, including our NEOs, pursuant to which each is entitled to certain payments, rights and benefits in connection with a termination of employment without Cause (as such term is described below) or by the NEO for Good Reason (as such term is described below) in connection with a change in control of the Company.
The employment agreements with each of our NEOs provide that if the executive officer’s employment is terminated for any reason, the executive officer will receive payment of his or her base salary through the date of termination, reimbursement by the Company of any claims for reimbursement, payment of any accrued but unused PTO and any other accrued rights under any other of our employee benefit plans. In the event the NEO’s employment is terminated by us without Cause or the executive officer resigns for Good Reason as of or within the 13-month period following a Change in Control, the executive officer will receive (i) a lump-sum payment equal to 100% of his or her base salary, (ii) a lump-sum payment equal to his or her target annual cash incentive opportunity under our annual bonus program in which the executive officer participates (assuming achievement of 100% of the applicable performance target(s)), (iii) up to 12 months of Company-paid COBRA premiums and (iv) accelerated vesting of 100% of his or her outstanding equity awards (including, without limitation, his or her stock options), subject to applicable market and performance based thresholds, and subject to the executive officer signing and not revoking our then-standard separation agreement and release of claims in favor of the Company.
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
DIRECTOR COMPENSATION
Our Board maintains a non-employee director compensation policy (the “Director Compensation Policy”) for our non-employee directors. The Director Compensation Policy was developed with input from Compensia regarding practices and compensation levels at comparable companies. The Director Compensation Policy is designed to attract, retain and reward outside directors.
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
Equity Compensation
Each person who first becomes an outside director following the effective date of the Director Compensation Policy will receive an annual award of RSUs having a value to be determined by the Board upon recommendation of the Compensation Committee (with the number of shares of our Class A common stock subject to the award determined by dividing such value by the closing sales price of a share of our Class A common stock on the applicable grant date, but rounded down to the nearest whole share), with such award vesting in equal, quarterly installments over one year, subject to continued service through each applicable vesting date. No awards were made to outside directors in 2022. On March 27, 2023, each outside director, except Mr. Gormly, received an award of 100,000 shares with such award vesting in equal, quarterly installments over one year, subject to continued service through each applicable vesting date. In light of Mr. Gormly’ s extensive efforts as Audit Committee Chair, on March 27, 2023, Mr. Gormly, received an award of 200,000 shares with such award vesting in equal, quarterly installments over one year, subject to continued service through each applicable vesting date.

2022 Director Compensation Table
The following table sets forth information regarding the compensation earned for service on our Board during the year-ended December 31, 2022 by our non-employee directors. Dr. Mulpuri’s compensation as a named executive officer is set forth above under “Executive Compensation Tables—2022 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Current Directors:
Toby Cosgrove	104,556	—	104,556
Lisa Picard	98,528	—	98,528
Julie Larson-Green	92,056	—	92,056
Nigel Gormly	98,528	—	98,528
Scott Rechler	—	—	—
Former Directors:
Tom Leppert[1]	13,986	—	13,986
______________
1Tom Leppert resigned as a director of the Company effective February 22, 2022.
The following table shows all shares of Class A common stock subject to outstanding stock options and stock awards held by our non-employee directors as of December 31, 2022.

Name	Option Awards Outstanding (#)	RSU Awards Outstanding (#)
Current Directors:
Toby Cosgrove	9,447	—
Lisa Picard	—	—
Julie Larson-Green	—	—
Nigel Gormly	—	—
Scott Rechler	—	—
Former Directors:
Tom Leppert	—	—
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our Class A common stock as of April 25, 2023, with respect to securities held by:
•each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of Class A common stock;
•each of our directors and executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, in each case here as of April 25, 2023. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.
As of April 25, 2023, there were 241,233,902 shares of our commons stock issued and outstanding.

Name and Address of Beneficial Owners (1)	Number of Shares	Ownership Percentage (%)
Directors and Executive Officers
Rao Mulpuri(2).......................................................................................................	15,637,313	6.1%
Amy Reeves(3) ......................................................................................................	75,711	*
Rahul Bammi(4).....................................................................................................	2,846,029	1.2%
Martin Neumann(5)................................................................................................	1,158,344	*
Nitesh Trikha(6)......................................................................................................	1,071,163	*
Anshu Pradhan(7) ..................................................................................................	1,163,287	*
Bill Krause(8).........................................................................................................	791,982	*
Toby Cosgrove(9)...................................................................................................	63,561	*
Nigel Gormly(10)....................................................................................................	77,662	*
Julie Larson-Green(11)............................................................................................	47,497	*
Lisa Picard(12)........................................................................................................	52,662	*
Scott Rechler(13)...................................................................................................	—	*
All executive officers and directors as a group (12 individuals)..........................	22,985,211	8.8%
5% or More Shareholders:
SVF Excalibur (Cayman) Limited(14)....................................................................	66,194,110	27.4%
Madrone Partners, L.P.(15).....................................................................................	48,325,145	18.7%
Guardians of New Zealand Superannuation(16).....................................................	27,183,150	11.3%
CF Finance Holdings II, LLC(17)...........................................................................	24,256,991	9.7%
Anson Funds Management LP(18).........................................................................	26,773,988	9.9%
USAA Real Estate(19)............................................................................................	17,474,299	6.8%
BNP Paribas Asset Management UK LTD(20)......................................................	16,822,430	6.5%
______________
* Less than one percent
1Unless otherwise noted, the business address of each of the following individuals is c/o View, Inc., 195 S. Milpitas Blvd, Milpitas, CA 95035.
2Interests shown consist of (a) options to purchase 12,612,699 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 439,380 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 2,585,234 shares of Class A common stock.

3Interests shown consist of (a) 57,895 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023 and (b) 17,816 shares of Class A common stock.
4Interests shown consist of (a) options to purchase 2,589,055 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 66,229 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 190,745 shares of Class A common stock.
5Interests shown consist of (a) options to purchase 877,060 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 66,229 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 215,055 shares of Class A common stock.
6Interests shown consist of (a) options to purchase 814,189 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 66,229 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 190,745 shares of Class A common stock.
7Interests shown consist of (a) options to purchase 870,085 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 66,229 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 226,973 shares of Class A common stock.
8Interests shown consist of (a) options to purchase 595,124 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, (b) 57,895 shares of Class A common stock issuable upon vesting of RSU awards within 60 days of April 25, 2023, and (c) 138,963 shares of Class A common stock.
9Interests shown consist of (a) options to purchase 10,899 shares of Class A common stock that are exercisable within 60 days of April 25, 2023, and (b) 52,662 shares of Class A common stock.
10Interests shown consist of 77,662 shares of Class A common stock.
11Interests shown consist of 47,497 shares of Class A common stock.
12Interests shown consist of 52,662 shares of Class A common stock.
13Mr. Rechler is the Chief Executive Officer and Chairman of RXR. Mr. Rechler disclaims beneficial ownership of any Company securities beneficially owned by RXR.
14According to a Schedule 13D filed on March 18, 2021, SVF Excalibur (Cayman) Limited (“SVF Excalibur”) is the record holder of the shares of Class A common stock shown. SVF Excalibur is a wholly owned subsidiary of SVF Endurance (Cayman) Limited (“SVF Endurance”), which is a wholly owned subsidiary of SoftBank Vision Fund (AIV M1) L.P. (“AIV M1”). SVF Endurance and AIV M1 have shared voting and dispositive power over the shares held by SVF Excalibur. SB Investment Advisers (UK) Limited (“SBIA UK”) has been appointed as alternative investment fund manager (“AIFM”) and is exclusively responsible for managing AIV M1 in accordance with the Alternative Investment Fund Managers Directive and is authorized and regulated by the UK Financial Conduct Authority accordingly. As AIFM of AIV M1, SBIA UK is exclusively responsible for making all decisions related to the acquisition, structuring, financing and disposal of AIV M1’s investments. SBIA UK has shared voting and dispositive power over the shares held by SVF Excalibur. The board of directors of SBIA UK is comprised of Rajeev Misra, Saleh Romeih, Kalika Jayasekera and Neil Hadley. The investment committee of SBIA UK is comprised of Masayoshi Son, Rajeev Misra, and Saleh Romeih. The business address of each of SVF Excalibur and SVF Endurance is c/o Walkers Corp Ltd., Cayman Corporate Centre, 190 Elgin Avenue, George Town, Grand Cayman KY1-9008. The business address of AIV M1 is 251 Little Falls Drive, Wilmington, DE 19808. The business address of SBIA UK is 69 Grosvenor Street, London W1K 3JP, United Kingdom.The information is based solely on such Schedule 13D filed on March 18, 2021.
15Interests shown include 30,996,469 shares and warrants to purchase up to 1,045,541 shares held by Madrone Partners, L.P. Interests shown also include 16,283,135 shares issuable upon conversion of Notes held by Madrone Partners, L.P. Madrone Capital Partners, LLC is the general partner of Madrone Partners, L.P. and has shared voting and dispositive power over the shares held by Madrone Partners, L.P. Greg Penner, Jameson McJunkin and Thomas Paterson are managers of Madrone Capital Partners, LLC and share voting and dispositive power over the shares held by Madrone Partners, L.P. The business address of Madrone Partners, L.P. is 1149 Chestnut Street, Suite 200, Menlo Park, California 94025.
16According to a Schedule 13G filed on March 18, 2021, the interests shown consist of 377,479 redeemable warrants of View, each exercisable for one share of Class A common stock of View. The Class A shares reported herein are held by Guardians of New Zealand Superannuation as manager and administrator of the New Zealand Superannuation Fund being property of His Majesty the King in right of New Zealand and managed by Guardians of New Zealand Superannuation. The business address of Guardians of New Zealand Superannuation is PO BOX 106 607, Auckland 1143, New Zealand. The information is based solely on such Schedule 13G filed on March 18, 2021.
17Interests shown consist of (a) 1,100,000 Private Placement Shares, (b) 12,470,000 Founder Shares, (c) 424,494 PIPE Shares, (d) 187,887 Engagement Letter Shares, (e) 366,666 shares of Class A common stock issuable upon the exercise of Private Placement Warrants and (f) 9,707,944 shares of Class A common stock issuable upon the conversion of Notes. CF Finance Holdings II, LLC (“CF Holdings II”) is the record holder of the Private Placement Shares, the Founder Shares, the PIPE Shares and the Private Placement Warrants described above. Cantor Fitzgerald & Co. is the record holder of the Engagement Letter Shares. CFPI is the record holder of the Notes described above. Cantor Fitzgerald, L.P. (“Cantor”) is the sole member of CF Holdings II. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor. Howard W. Lutnick is the Chairman and Chief Executive Officer of CFGM and the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the shares held directly by CF Holdings II and Cantor Fitzgerald & Co. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of CF Finance Holdings II, LLC is 110 East 59th Street, New York, NY 10022. The business address of Cantor Fitzgerald & Co. is 499 Park Avenue, New York, New York 10022. The business address of CFPI is 110 East 59th Street, New York, New York 10022.
18Interests shown consist of an aggregate of 26,773,988 shares issuable upon conversion of Notes held as follows: 17,359,727 shares issuable upon exercise of Notes held by Anson Investments Master Fund LP (“AIMF”), 4,877,509 shares issuable upon exercise of Notes held by Anson East Master Fund LP (“AEMF”), 360,116 shares issuable upon exercise of Notes held by Anson North Star Tactical Equity Fund LP (“ANSF”), 355,314 shares issuable upon exercise of Notes held by Arch Anson Tactical Real Estate Fund (“Arch”), 604,994 shares issuable upon exercise of Notes held by Arch Anson Tactical Real Estate NR Fund (“Arch NR”), and 3,216,327 shares issuable upon exercise of Notes held by Anson Opportunities Master Fund LP (“AOMF,” and together with AIMF, AEMF, ANSF, Arch and Arch NR, the “Anson Funds”). Anson Advisors Inc. and Anson Funds Management LP, the co-investment advisers of the Anson Funds, hold voting and dispositive power over the shares issuable upon exercise of Notes held by the Anson Funds. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares issuable upon exercise of the Notes held by the Anson Funds except to the extent of their pecuniary interest therein. The registered address of the Anson Funds is Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands.
19Interests shown consist of an aggregate of 17,474,299 shares issuable upon conversion of Notes held by USAA Real Estate as follows by the following holders of record: US RE Company, LLC (9,707,944), Bridger Holdings, LP (5,824,766) and NBT Capital, LLC (1,941,589). The business address of the US RE Company, LLC is US RE Company, LLC, 9830 Colonnade Boulevard, Suite 600, San Antonio, Texas 78230.The business address of Bridger Holdings, LP is 555 Bryant Street, #601, Palo Alto, CA 94301. The business address of NBT Capital, LLC is PO Box 24, Gallatin Gateway, MT 59730.
20According to a Schedule 13G/A filed on January 31, 2023, the business address of the record holder is 5 Aldermanbury Square, London, EX2V 7BP. This information is based solely on such Schedule 13G/A filed on January 31, 2023.
Equity Compensation Plan Information Table
The following table provides information as of December 31, 2022, with respect to the compensation plans under which our common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	64,413,710	$7.41	13,793,901
Equity compensation plans not approved by stockholders	—	$—	—
Total	64,413,710	$7.41	13,793,901
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
All of our directors and executive officers are subject to our Code of Business Conduct and Ethics and our Related Party Transactions Policy, and our directors are guided in their duties by our Corporate Governance Guidelines. Our Code of Business Conduct and Ethics requires that our directors and executive officers avoid situations where a conflict of interest might occur or appear to occur. In general, our directors and executive officers should not have a pecuniary interest in transactions involving us or a customer, licensee, or supplier of the Company, unless such interest is solely a result of routine investments made by the individual in publicly traded companies. In the event that a director or executive officer is going to enter into a related party transaction with a relative or significant other, or with a business in which a relative or significant other is associated in any significant role, the director or executive officer must fully disclose the nature of the related party transaction to our Chief Legal Officer. For directors and executive officers, such related party transaction then must be reviewed and approved in advance by the Audit Committee. For other conflicts of interest that may arise, the Code of Business Conduct and Ethics advises our directors and executive officers to consult with our Chief Legal Officer. In addition, each director and officer is required to complete a director and officer questionnaire on an annual basis and upon any new appointment, which requires disclosure of any related-party transactions pertaining to the director or executive officer. Our Board will consider such information in its determinations of independence with respect to our directors under applicable Nasdaq and SEC rules.

Other than with respect to Mr. Rechler as described below, none of our directors, executive officers or their immediate family members has or has had any material interest in any transaction in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K.
Related Party Transactions
Registration Rights Agreement
On November 30, 2020, in connection with our initial business combination, we and certain stockholders of View Operating Corporation (formerly known as “View, Inc.”) (the “Investors”) entered into a Registration Rights Agreement (the “Registration Rights Agreement”), which became effective at the closing. Pursuant to the terms of the Registration Rights Agreement, the Company was obligated to file one or more registration statements to register the resales of Class A common stock held by such Investors, on the terms set forth in the Registration Rights Agreement. Investors holding at least 25% of the registrable securities owned by all Investors were entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of 1933, as amended, of all or part of their registrable securities, up to a total of three such demands. In addition, pursuant to the terms of the Registration Rights Agreement and subject to certain requirements and customary conditions, such Investors could demand at any time or from time to time, that the Company file a registration statement on Form S-1 (or any similar short-form registration which may be available at such time) to register the resale of the registrable securities of the Company held by such Investors. The Registration Rights Agreement also provided such Investors with “piggy-back” registration rights, subject to certain requirements and customary conditions.
Under the Registration Rights Agreement, we agreed to indemnify such Investors and certain persons or entities related to such Investors such as their officers, directors, employees, agents and representatives against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which the Investors sell their registrable securities, unless such liability arose from such Investors’ misstatement or omission, and the Investors including registrable securities in any registration statement or prospectus agreed to indemnify us and certain persons or entities related to us such as our officers and directors and underwriters against all losses caused by their misstatements or omissions in those documents.
The foregoing description of the Registration Rights Agreement is qualified in its entirety by reference to the full text of the Registration Rights Agreement, a copy of which is available at www.sec.gov.
Sponsor Registration Rights Agreement
Prior to the closing of our initial business combination, we entered into an amendment (the “Sponsor RRA Amendment”) to that certain Registration Rights Agreement, dated as of August 26, 2020 (the “Original Sponsor RRA,” and together with the Sponsor RRA Amendment, the “Sponsor Registration Rights Agreement”), by and among us, the Sponsor and the other parties thereto, to provide that the Sponsor’s and the other party’s thereto rights thereunder with respect to an Underwritten Offering (as defined in the Sponsor Registration Rights Agreement) shall be pari passu to the rights of the holders of registrable securities under the Registration Rights Agreement.
Under the Sponsor Registration Rights Agreement, the founder shares, with certain exceptions, were not transferable, assignable or salable until the period ending on the earlier of (A) March 8, 2022 (one year after the completion of the business combination), or (B) subsequent to the business combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. The 1,100,000 private placement shares and the 366,666 private placement warrants issued to the Sponsor in a private placement, with certain exceptions, became transferable, assignable or salable on April 7, 2021 (the period ending 30 days after the completion of the business combination).
The foregoing description of the Sponsor Registration Rights Agreement is qualified in its entirety by reference to the full text of the Original Sponsor RRA and the Sponsor RRA Amendment, copies of which are available at www.sec.gov.
Sponsor Support Agreement
Contemporaneously with the execution of the merger agreement for our initial business combination, we entered into a Sponsor Support Agreement with the Sponsor and View Operating Corporation (“Legacy View”), pursuant to which, among other things: (i) for the benefit of Legacy View, the Sponsor agreed to comply with its obligations under the letter agreement, dated as of August 26, 2020 (the “Insider Letter”), by and among us, the Sponsor and certain officers and directors of ours, to not transfer, to not participate in the “Redemption” (defined as the election of an eligible (as determined in accordance with our governing documents) holder of shares of our common stock to redeem all or a portion of the shares of our common stock held by such holder at a per-share price, payable in cash, equal to a pro rata share of the aggregate amount on deposit in the trust account (including any interest earned on the funds held in the trust account, but net of taxes payable and up to $100,000 to pay dissolution expenses) (as determined in accordance with our governing documents) in connection with the business combination) and to vote its shares of common stock in favor of the merger agreement and the business combination (including the merger), and we agreed to enforce such provisions, and we and the Sponsor provided Legacy View with certain consent rights with respect to transfers of our common stock owned by the Sponsor and amendments, modifications or waivers under the Insider Letter, (ii) to waive its anti-dilution rights with respect to its shares of Class B common stock under the existing charter, (iii) to release us, Legacy View, PVMS Merger Sub, Inc. and their respective subsidiaries effective as of the closing from all pre-closing claims, subject to customary exceptions and (iv) the Sponsor subjected 4,970,000 of its shares of Class B common stock (the “Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) after the closing based on a five year post-closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of Class A common stock exceeds $12.50 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of Class A common stock exceeds $15.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of Class A common stock exceeds $20.00 for 5 out of any 10 trading days, in each case, subject to early release for a Company sale, change of control or going private transaction or delisting after the closing.
Lock-Up Agreements
Concurrently with the execution of the merger agreement, we and Legacy View entered into Lock-Up Agreements with a number of View stockholders, pursuant to which the View common stock held by such View stockholders would be locked-up and subject to transfer restrictions for a period of time following the closing, as described below, subject to certain exceptions. The View securities held by such View stockholders would be locked-up until the earlier of: (i) six (6) months after the closing, or (ii) the date after the closing on which View consummates a liquidation, merger, share exchange, reorganization, tender offer or other similar transaction after the closing which results in all of View’s stockholders having the right to exchange their equity holdings in View for cash, securities or other property. Such shares are no longer subject to such transfer restrictions.
Subscription Agreements
Contemporaneously with the execution of the merger agreement, we entered into the Subscription Agreements with certain of the PIPE investors, including the Sponsor and certain Legacy View stockholders, pursuant to which those PIPE investors agreed to purchase, and we agreed to sell to those PIPE investors, an aggregate of up to 30,000,000 shares of Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $300,000,000, with the Sponsor’s subscription agreement accounting for $50.0 million of such aggregate investment. The Subscription Agreements entered into contemporaneously with the execution of the merger agreement permitted PIPE investors that were not Legacy View stockholders or affiliates of us prior to the closing to offset and reduce the number of shares that they were required to purchase at the closing by acquiring shares of Class A common stock in the open market or private transactions and not redeeming such shares in the Redemption. The PIPE investors purchased an aggregate of 42,103,156 shares of Class A common stock for an aggregate purchase price of approximately $441.1 million (including shares purchased by an investor pursuant to a subscription agreement entered into after the execution of the Subscription Agreements). Pursuant to the Subscription Agreements, the Company also agreed to register the resale of the PIPE shares.
Committed Equity Facility
On August 8, 2022, we entered into a Primary Common Stock Purchase Agreement with CF Principal Investments LLC (“CFPI”), a Delaware limited liability company, and a Standby Common Stock Purchase Agreement with YA II PN, Ltd. (“Yorkville”), a Cayman Islands exempted company (collectively, the “CSPAs”). Pursuant to the CSPAs, we may issue and sell to CFPI and Yorkville, from time to time as provided in the CSPAs, and CFPI and Yorkville shall in the aggregate purchase from us, up to the lesser of (i) $100,000,000 in aggregate gross purchase price of newly issued shares of our Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) the number of shares of Common Stock representing 19.99% of the voting power or number of shares of Common Stock issued and outstanding immediately prior to the execution of the CSPAs, subject to reduction as described in the CSPAs, in each case subject to certain conditions and limitations set forth in the CSPAs.
The CSPAs also provide that we shall issue to CFPI a number of shares of Common Stock (the “Upfront Commitment Fee”) equal to (i) $1,250,000, divided by (ii) the closing price of the Common Stock on the trading day prior to the filing of the Initial Registration Statement (as defined in the CSPA). The Upfront Commitment Fee is deemed to be fully earned and non-refundable as of the date of the CSPAs, regardless of whether any purchases of Common Stock are made or settled under the CSPAs or any subsequent termination of the CSPAs.
Sales of Common Stock to CFPI and Yorkville under the CSPAs, and the timing of any sales, will be determined by us from time to time in our sole discretion, and will depend on a variety of factors, including, among other things, market conditions, the trading price of our Common Stock and determinations by us regarding the use of proceeds of such sales. The net proceeds from any sales under the CSPAs will depend on the frequency with, and prices at, which shares of Common Stock are sold to

CFPI and Yorkville. We expect to use the proceeds from any sales under the CSPAs for, among other things, working capital and general corporate purposes.
Upon the initial satisfaction of the conditions to CFPI’s and Yorkville’s obligations to purchase shares of Common Stock set forth in the CSPAs (the date of initial satisfaction of all such conditions, the “Commencement Date”), including that a registration statement registering the resale by CFPI and Yorkville of such shares of Common Stock under the Securities Act of 1933, as amended, is declared effective by the U.S. Securities and Exchange Commission, and CFPI and Yorkville are permitted to utilize the prospectus therein to resell all of the shares included in such prospectus, we will have the right, but not the obligation, from time to time at our sole discretion until the earliest of (i) the first day of the month next following the date that is 36 months after the effective date of the Initial Registration Statement, (ii) the date on which CFPI and Yorkville shall have purchased, in the aggregate, $100,000,000 worth of shares pursuant to the CSPAs, (iii) the date on which the Common Stock shall have failed to be listed or quoted on The Nasdaq Global Market or an alternative market and (iv) the date on which we commence a voluntary bankruptcy case or any person commences a proceeding against us, a custodian is appointed for us or for all or substantially all of our property or we make a general assignment for the benefit of our creditors, to direct CFPI and Yorkville to purchase up to a specified maximum amount of shares of Common Stock as set forth in the CSPAs by delivering written notice to CFPI or Yorkville prior to 9:00 AM, Eastern Time, on any trading day. The purchase price of the shares of Common Stock that we elect to sell to CFPI and Yorkville pursuant to the CSPAs will be 97% of the volume weighted average price of the shares of Common Stock during the applicable purchase date. Notwithstanding the foregoing, if we deliver a purchase notice for a purchase in excess of 20% of the total volume of our Common Stock traded during the applicable purchase period, the purchase price shall be the lower of (a) the volume weighted average price of the shares of Common Stock during the applicable purchase date and (b) the lowest sale price in any Block (defined as a trade in excess of 100,000 shares on a single trading day to a single purchaser) sold on the trading day following the delivery and acceptance of such purchase notice.
The CSPAs contain customary representations, warranties, conditions and indemnification obligations by each party. The CSPAs also provide that the representations and warranties of us (a) that are not qualified by “materiality” or “Material Adverse Effect” (as defined in the CSPAs) must be true and correct in all material respects as of the Commencement Date, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct in all material respects as of such other date, and (b) that are qualified by “materiality” or “Material Adverse Effect” (as defined in the CSPAs) must be true and correct as of the Commencement Date, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct as of such other date. The CSPAs also provide that the representations and warranties of us must be true and correct as described in (a) and (b) above as of a date within three trading days following each time we file (i) an Annual Report on Form 10-K and certain Annual Reports on Form 10-K/A, (ii) a Quarterly Report on Form 10-Q, (iii) certain Current Reports on Form 8-K containing amended financial information and (iv) the Initial Registration Statement, any New Registration Statement (as defined in the CSPAs) or any supplement or post-effective amendment thereto, subject to certain exceptions and in any event not more than once per calendar quarter. The representations, warranties and covenants contained in the CSPAs were made only for purposes of the CSPAs and as of specific dates, are solely for the benefit of the parties to the CSPAs and are subject to certain important limitations. We have the right to terminate the CSPAs at any time after the Commencement Date upon three trading days’ prior written notice. CFPI and Yorkville have the right to terminate the CSPAs upon three trading days’ prior written notice if, among other things, a Material Adverse Effect (as defined in the CSPAs) has occurred and is continuing.
The foregoing description of the CSPAs does not purport to be complete and is qualified in its entirety by the terms and conditions of the CSPAs, copies of which are available at www.sec.gov.
Committed Equity Facility Registration Rights Agreement
On August 8, 2022, in connection with the entry into the CSPAs, we, CFPI and Yorkville entered into a Registration Rights Agreement (the “CEF RRA”). Pursuant to the CEF RRA, we have agreed to register the resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, of the shares of Common Stock that may be sold to CFPI and Yorkville pursuant to the CSPAs, including the shares constituting the Upfront Commitment Fee.
The foregoing description of the CEF RRA does not purport to be complete and is qualified in its entirety by the terms and conditions of the CEF RRA, a copy of which is available at www.sec.gov.
WorxWell Acquisition
On December 1, 2021, the Company acquired certain assets associated with the WorxWell™ data analytics platform from RXR. In connection with such acquisition, the Company issued 2,000,000 shares of Class A common stock and a warrant to purchase 1,000,000 shares of Class A common stock to an affiliate of RXR. Scott Rechler, one of our directors, is the Chief Executive Officer and Chairman of RXR.

Convertible Notes
Investment Agreement
On October 25, 2022, we entered into an Investment Agreement (the “Investment Agreement”) with the Purchasers (as defined in the Investment Agreement), including entities affiliated with RXR, USAA Real Estate, Anson Funds and BNP Paribas Asset Management, relating to the sale by us to the Purchasers of $200.0 million aggregate principal amount of our 6.00% / 9.00% Convertible Senior PIK Toggle Notes due 2027 (the “Notes”). Scott Rechler, one of our directors, is the Chief Executive Officer and Chairman of RXR. On October 26, 2022, we completed the sale to the Purchasers of the Notes pursuant to the Investment Agreement.
The gross proceeds from the sale of the Notes were approximately $200.0 million, prior to deducting fees and estimated offering expenses. We intend to use the net proceeds from this sale for general corporate purposes.
Subject to certain limitations, the Investment Agreement provides the Purchasers with certain registration rights for the shares of common stock issuable upon conversion of the Notes and exercise of the RXR Warrants (as defined below). The Investment Agreement requires us to prepare and file a registration statement with the U.S. Securities and Exchange Commission as soon as reasonably practicable after the issuance of the Notes, and in any event within ninety (90) days thereafter, to register the shares underlying the Notes and the RXR Warrants, including shares issuable upon conversion of the Notes if we were to elect the “payment-in-kind” option for the Notes for every interest payment date until maturity.
The Purchasers include new investors as well as current stockholders (some of which are affiliates), an affiliate of Cantor Fitzgerald & Co., placement agent for the Notes and our financial advisor in connection with past corporate transactions, and affiliates of RXR, a party with which we have an existing commercial relationship and with which we have engaged in prior corporate transactions.
Indenture and Issuance of Convertible Notes
The Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 26, 2022, by and between us and Wilmington Trust, National Association, as trustee. The Notes are senior, unsecured obligations of ours, bearing interest at a rate of 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through an increase in the principal amount of the Notes (“PIK Interest”). We can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof. Any PIK Interest will be paid by issuing notes (“PIK Notes”) in the form of physical notes. Such PIK Notes will bear interest from and after the date of such PIK Interest payment. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1, commencing on April 1, 2023. It is expected that the Notes will mature on October 1, 2027, unless redeemed, repurchased or converted in accordance with their terms prior to such date.
The Notes are convertible at an initial conversion rate equal to 747.6636, subject to certain adjustments as provided in the Indenture. All conversions will be subject to an increased conversion rate in accordance with the Indenture, based on the Conversion Date (as defined in the Indenture).
Holders of the Notes will have the right to convert all or a portion of their Notes at any time prior to close of business on the second scheduled trading day immediately preceding the maturity date. Upon conversion, holders of the Notes will receive shares of Common Stock together with cash, if applicable, in lieu of any fractional share of Common Stock unless we elect, and holders consent, to settle conversions by paying cash or delivering a combination of cash and shares of Common Stock.
We may not redeem the Notes prior to October 1, 2025. We may redeem the Notes in whole or in part, at our option, on or after October 1, 2025, and prior to the 41st scheduled trading day immediately preceding the maturity date, for cash at the applicable redemption price if the last reported sale price of the Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the applicable redemption notice.
In the event of a fundamental change, holders of the Notes will have the right to require us to repurchase all or a portion of their Notes at a price equal to 100% of the capitalized principal amount of Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date.
The Indenture includes customary terms and covenants, including certain events of default after which the maturity of the Notes is accelerated and the Notes become due and payable immediately. Such events of default include: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time, in certain cases if such failure is not cured within five business days; (iii) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of us and our subsidiaries, taken as a whole, to another Person (as defined in the Indenture); (iv) our failure in our obligation to convert a Note, if such default is not cured within five business days; (v) a default by us in our other agreements under the Indenture or the Notes if such default is not cured within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by us or any “significant subsidiary” of us (within the meaning of Regulation S‑X) with respect to indebtedness for borrowed money of at least $15,000,000; (vii) certain failures by us or any significant subsidiary of us with respect to the payment of final judgments of at least $15,000,000; and (viii) certain events of bankruptcy, insolvency and reorganization involving us or any significant subsidiary of us.
The foregoing descriptions of the Indenture, the Notes and the Investment Agreement do not purport to be complete and are qualified in their entirety by the terms and conditions of the Indenture and the Investment Agreement, copies of which are available at www.sec.gov.
Strategic Agreement & RXR Warrant Agreements
On October 25, 2022, we and RXR FP Services LLC (“RXR FP”) entered into an Agreement for Strategic Planning and Consulting Services (the “Strategic Agreement”). Scott Rechler, one of our directors, is the Chief Executive Officer and Chairman of RXR. Pursuant to the Strategic Agreement, RXR FP was appointed to render strategic planning and consulting services to us.
In consideration of RXR FP’s performance of its obligations under the Strategic Agreement, we agreed to issue to RXR FP warrants (the “RXR Warrants”) to purchase, in the aggregate, 9,511,128 shares of Common Stock. On October 25, 2022, we issued the RXR Warrants to RXR FP pursuant to certain Common Stock Purchase Warrant Agreements (the “RXR Warrant Agreements”). The shares underlying the RXR Warrants vest in equal tranches over the three-year period following the initial issuance date of the RXR Warrants, with one-third of such shares vesting each year on the anniversary thereof, provided that all such shares shall vest immediately upon the occurrence of certain specified events (each, an “Early Exercise Event”). The RXR Warrants are exercisable, to the extent vested and unexercised, (1) in the case of certain of the RXR Warrants, upon the earlier of the applicable vesting date or an Early Exercise Event, and prior to 11:59 p.m., New York City time, on October 25, 2032 (the “Warrant Termination Time”), at an exercise price of $0.01 per share of Common Stock, subject to certain adjustments (the “RXR Exercise Price”), (2) in the case of certain of the RXR Warrants, upon the earlier of the applicable vesting date or any later date, provided that the closing price of the Common Stock has exceeded $1.32 (as may be adjusted) for 20 of 30 consecutive trading days prior to such applicable vesting date or such later date, or an Early Exercise Event, and prior to the Warrant Termination Time, at the RXR Exercise Price, and (3) in the case of certain of the RXR Warrants, upon the earlier of the applicable vesting date or any later date, provided that the closing price of the Common Stock has exceeded $1.58 (as may be adjusted) for 20 of 30 consecutive trading days prior to such applicable vesting date or such later date, or an Early Exercise Event, and prior to the Warrant Termination Time, at the RXR Exercise Price. The RXR Warrants may also be exercised, in whole or in part, by means of a “cashless exercise” for a number of shares as determined in the RXR Warrant Agreements. The RXR Warrants are subject to certain restrictions on transfer prior to their applicable exercise dates.
The Strategic Agreement provides RXR FP with a right of first offer, should we undertake a debt financing or equity capital raise, subject to certain exceptions, to participate in such financing or capital raise. The Strategic Agreement also gives RXR FP the right to designate one member of our board of directors (the “RXR Designee”), which designee shall be the Vice-Chairperson of our board of directors, until the earlier of (i) our fifth annual meeting of stockholders following the date of the Strategic Agreement and (ii) the end of the term of the Strategic Agreement, and provides that we shall enter into a customary indemnification and other agreements with the RXR Designee in connection with the RXR Designee’s role on our board of directors.
The Strategic Agreement shall automatically terminate upon the earliest of (i) five (5) years from the date of the Strategic Agreement, (ii) the date on which it is finally judicially determined that RXR FP has materially breached its obligations under the Strategic Agreement, and (iii) the date mutually agreed in writing by RXR FP and us.
The foregoing descriptions of the Strategic Agreement and the RXR Warrant Agreements do not purport to be complete and are qualified in their entirety by the terms and conditions of the Strategic Agreement and the RXR Warrant Agreements, copies of which are available at www.sec.gov.
Blocker Agreements
In connection with the execution of the Investment Agreement, Indenture, Strategic Agreement and RXR Warrant Agreements, on October 26, 2022, we entered into a letter agreement with each of (i) CFPI, (ii) RXR FP Investor LP and RXR FP Investor II LP, and (iii) RXR FP (each of the parties in (i), (ii) and (iii), a “Blocker Party,” and such letter agreements, collectively, the “Blocker Agreements”). The Blocker Agreements provide, among other things, that the Notes shall not be converted and the RXR Warrants shall not be exercised, as applicable, to the extent that such conversion or exercise would cause a Blocker Party to beneficially own more than a specified threshold percentage (as may be increased or decreased by the applicable Blocker Party upon 61 days’ written notice) of the Common Stock outstanding immediately following such conversion or exercise.
The foregoing description of the Blocker Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Blocker Agreements, copies of which are available at www.sec.gov.

Additional Notes
On December 26, 2022, the Company received notices from entities affiliated with RXR and Anson Funds (collectively, the “Exercising Purchasers”) that the Exercising Purchasers had elected to exercise their respective options to purchase an aggregate additional $12,307,000.00 of Notes (the “Additional Notes”).
On December 28, 2022, the Additional Notes were issued pursuant to the Investment Agreement and the Indenture, dated as of October 26, 2022, by and between the Company and Wilmington Trust, National Association, as trustee, in a private placement pursuant to an exemption from the registration requirements of the Securities Act.
On December 28, 2022, in connection with the purchase of the Additional Notes, the Company entered into letter agreements with (1) Anson Opportunities Master Fund LP, Anson Investments Master Fund LP, Anson East Master Fund LP, Anson North Star Tactical Equity Fund LP, Arch Anson Tactical Real Estate Fund LP and Arch Anson Tactical Real Estate NR Fund LP (collectively, the “Anson Funds”) and (2) RXR FP Investor III LP (collectively, the “Additional Blocker Agreements”). The Additional Blocker Agreements provide, among other things, that the Notes held by the entities affiliated with Anson Funds and RXR (each, an “Additional Blocker Party”), including the Additional Notes, shall not be converted to the extent that such conversion would cause an Additional Blocker Party to beneficially own more than a specified threshold percentage (as may be increased or decreased by the applicable Additional Blocker Party upon 61 days’ written notice) of the Class A common stock, par value $0.0001 per share, of the Company outstanding immediately following such conversion.
The foregoing description of the Additional Blocker Agreements does not purport to be complete and is qualified in its entirety by the terms and conditions of the Additional Blocker Agreements, copies of which are available at www.sec.gov.
RXR Development Project - Phase I Hamilton Green
On December 30, 2022, the Company entered into a contract with a general contractor acting on behalf of RXR to provide our View Smart Building Platform to the Phase I buildings of Hamilton Green, a large-scale, mixed-use property being developed by RXR, located in White Plains, NY. Scott Rechler, one of our directors, is the Chief Executive Officer and Chairman of RXR. The Company recognized revenue from RXR, or an agent acting on behalf of RXR, of $13.4 million during the twelve months ended December 31, 2022, respectively. In addition, the Company had $4.2 million in deferred revenue, $8.7 million in contract loss accruals, no contract assets associated with contracts with RXR, $7.4 million accounts receivables due from RXR or an agent acting on behalf of RXR, and no accounts payable due to RXR as of December 31, 2022.
Director Independence
Nasdaq Listing Rules require that a majority of our Board be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our Board has determined that each individual on the Board, other than Dr. Mulpuri and Mr. Rechler, qualifies as an independent director under Nasdaq listing standards and applicable SEC rules. There are no family relationships among any of our directors, director nominees, or executive officers.
Item 14. Principal Accounting Fees and Services
PricewaterhouseCoopers LLP (“PwC”) acts as our independent registered public accounting firm. The following is a summary of fees paid to PwC for services rendered.

Fees	2022	2021
Audit fees	$3,909,170	$10,357,000
Audit-related fees	—	249,415
Tax fees	—	—
All other fees	151,021	5,050
Total	$4,060,191	$10,611,465
Audit Fees. This category includes fees billed for professional services rendered by PwC for the audit of our consolidated financial statements, audit of our internal control over financial reporting, review of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, and services that are normally provided by the independent registered public accounting firm in connection with acquisitions, new accounting or audit standards, and statutory or regulatory filings or engagements, including comfort letters and consents issued in connection with SEC filings.
Audit-Related Fees. This category includes the aggregate fees billed for assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements. No audit-related fees were billed by PwC in 2022.

Tax Fees. No tax fees were billed by PwC in 2022 or 2021.
All Other Fees. This category includes the aggregate fees billed for any other products and services provided by the independent registered public accounting firm.
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
All PwC services and fees listed in the table above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibit and Financial Statement Schedules
(1)     Financial Statements and Schedules: No financial statement or supplementary data are filed with this Annual Report on Form 10-K/A. See Financial Statements and Supplementary Data of the Original Form 10-K.
(2)     Exhibits: The documents set forth below are filed herewith.

Exhibit No.	Description
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

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

View, Inc.

Date:	April 28, 2023	/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer