Form 10-Q
period 2023-03-31
View, Inc.
filed 2023-05-09
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of May 4, 2023, 241,233,902 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Quarterly Report on Form 10-Q

Note Regarding Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by the COVID-19 pandemic and current economic uncertainty, including inflation and rising interest rates. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,637	$95,858
Short-term investments	77,539	102,284
Accounts receivable, net of allowances	29,937	42,407
Inventories	17,980	17,373
Prepaid expenses and other current assets	35,486	38,297
Total current assets	213,579	296,219
Property and equipment, net	259,864	262,360
Restricted cash	16,693	16,448
Right-of-use assets	17,787	18,485
Other assets	30,900	25,514
Total assets	$538,823	$619,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,340	$21,099
Accrued expenses and other current liabilities	52,331	72,410
Accrued compensation	12,744	9,799
Deferred revenue	6,777	9,199
Total current liabilities	92,192	112,507
Debt, non-current	92,319	109,754
Debt, non-current - related party	109,163	109,083
Sponsor earn-out liability	6	506
Lease liabilities	18,693	19,589
Other liabilities	45,458	47,095
Total liabilities	357,831	398,534
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 240,740,922 and 221,735,925 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	25	23
Additional paid-in capital	2,842,676	2,814,889
Accumulated deficit	(2,661,709)	(2,594,420)
Total stockholders’ equity	180,992	220,492
Total liabilities and stockholders’ equity	$538,823	$619,026
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$14,887	$15,242
Revenue - related party	3,461	1,770
Total Revenue	18,348	17,012
Costs and expenses:
Cost of revenue	37,913	40,364
Cost of revenue - related party	2,300	198
Research and development	12,941	19,695
Selling, general, and administrative	25,400	42,959
Restructuring costs	4,249	—
Total costs and expenses	82,803	103,216
Loss from operations	(64,455)	(86,204)
Interest and other expense (income), net
Interest expense, net	3,161	197
Other expense, net	162	328
Gain on fair value change, net	(507)	(4,381)
Interest and other expense (income), net	2,816	(3,856)
Loss before provision for income taxes	(67,271)	(82,348)
Provision for income taxes	18	24
Net and comprehensive loss	$(67,289)	$(82,372)

Net loss per share, basic and diluted	$(0.28)	$(0.38)
Weighted-average shares used in calculation of net loss per share, basic and diluted	236,250,564	214,232,210
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	221,736	$23	$2,814,889	$(2,594,420)	$220,492
Vesting of restricted stock units	3,499	—	—	—	—
Shares withheld related to net share settlement	(1,316)	—	(1,001)		(1,001)
Shares issued upon Convertible Notes conversion	16,822	2	17,826		17,828
Stock-based compensation	—	—	10,962	—	10,962
Net loss	—	—	—	(67,289)	(67,289)
Balances as of March 31, 2023	240,741	$25	$2,842,676	$(2,661,709)	$180,992

Balances as of December 31, 2021	219,196	$22	$2,736,647	$(2,257,331)	$479,338
Issuance of common stock upon exercise of stock options	26			—	—
Stock-based compensation			17,468	—	17,468
Net loss	—	—		(82,372)	(82,372)
Balances as of March 31, 2022	219,222	$22	$2,754,115	$(2,339,703)	$414,434
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(67,289)	$(82,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,771	5,951
Gain on fair value change, net	(507)	(4,381)
Stock-based compensation	11,192	17,468
Other	5,210	329
Changes in operating assets and liabilities:
Accounts receivable	12,122	665
Inventories	(607)	(3,540)
Prepaid expenses and other current assets	1,703	520
Other assets	(4,321)	1,914
Accounts payable	805	(896)
Deferred revenue	(2,422)	(2,462)
Accrued compensation	2,945	701
Accrued expenses and other liabilities	(25,064)	(5,171)
Net cash used in operating activities	(60,462)	(71,274)
Cash flows from investing activities:
Purchases of property and equipment	(4,918)	(9,137)
Purchases of short-term investments	(71,316)	—
Maturities of short-term investments	97,000	—
Disbursement under loan receivable (Note 6)	(3,001)	—
Net cash provided by (used in) investing activities	17,765	(9,137)
Cash flows from financing activities:
Payment of debt issuance costs (Note 7)	(228)	—
Payments of obligations under finance leases	(134)	(134)
Taxes paid related to the net share settlement of equity awards (Note 8)	(1,001)	—
Net cash used in financing activities	(1,363)	(134)
Net decrease in cash, cash equivalents, and restricted cash	(44,060)	(80,545)
Cash, cash equivalents, and restricted cash, beginning of period	114,165	297,543
Cash, cash equivalents, and restricted cash, end of period	$70,105	$216,998
Supplemental disclosure of cash flow information:
Cash paid for interest	$87	$21
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$504	$1,315
Common stock issued upon vesting of restricted stock units	$2,824	$40
Common stock issued upon conversion of Convertible Notes	$18,000	$—
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
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023 (the “2022 Annual Report on Form 10-K”). The information as of December 31, 2022 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements.
For the three months ended March 31, 2023 and 2022, there was no difference between net loss and total comprehensive loss.
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and the cash flows for the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).
Liquidity and Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern. As further detailed below, the Company has concluded that there is substantial doubt about its ability to continue as a going concern as the Company estimates that its financial resources are adequate to fund its forecasted operating costs and meet its obligations into, but not beyond the third quarter of 2023. If the Company is unable to obtain adequate capital resources to fund its obligations, it would not be able to continue to operate its business pursuant to the Company’s current business plan and it would be necessary to pursue other options, including further reducing spending, which could have a material impact on its operations and its revenues, or it may ultimately be forced to discontinue operations entirely.
There can be no assurance that the necessary additional financing will be available on terms acceptable to the Company, or at all. If the Company raises funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If the Company raises funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on the Company’s operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,661.7 million as of March 31, 2023. For the three months ended March 31, 2023, the Company had a net loss of approximately $67.3 million and negative cash flows from operations of approximately $60.5 million. In addition, for the three months ended March 31, 2022, the Company had a net loss of approximately $82.4 million and negative cash flows from operations of approximately $71.3 million. Cash and cash equivalents were $52.6 million and short term investments were $77.5 million as of March 31, 2023. The Company has historically financed its operations through revenue generation from product sales, the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, and the gross proceeds associated with the contribution of cash and the issuance of private investment in public equity (“PIPE”) in connection with the Company’s merger completed on March 8, 2021. As noted in Note 7, the Company raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of Convertible Senior Pay in Kind (“PIK”) Toggle Notes (“Convertible Notes”).
In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 11. While these plans are anticipated to reduce cash outflow when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require a significant amount of capital investments to execute its long-term business plans.
Summary of Significant Accounting Policies
There have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are almost entirely held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of March 31, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the three months ended March 31, 2023, two customers represented greater than 10.0% of total revenue, accounting for 21.1% and 18.9% of total revenue, respectively. For the three months ended March 31, 2022, three customers represented greater than 10.0% of total revenue, accounting for 18.0%, 15.7% and 10.8% of total revenue, respectively. Two customers accounted for 35.8% of accounts receivable, net as of March 31, 2023, each accounting for 25.3% and 10.5% of accounts receivable, net, respectively. Two customers accounted for 27.3% of accounts receivable, net as of December 31, 2022, accounting for 17.3% and 10.0%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Should any such supplier cease to manufacture the products the Company purchases from them or become unable to timely deliver these products in accordance with the Company’s requirements or should such suppliers choose not to do business with the Company, it may be required to locate alternative suppliers in the open market. There can be no assurance that the Company would be able to identify new suppliers with which to do business on terms acceptable to the Company, or at all. For the three months ended March 31, 2023, each of three suppliers accounted for 30.6%, 19.2%, and 11.8% of total purchases, respectively. For the three months ended March 31, 2022, three suppliers accounted for 31.3%, 16.7% and 13.8% of total purchases.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a consolidated basis for purposes of allocating resources and

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

assessing performance. All material long-lived assets are maintained in the United States. See “Concentration of Credit Risk and Other Risks and Uncertainties” for further information on revenue by customer and Note 2 for further information on revenue by geography and categorized by products and services.
2.Revenue
Disaggregation of Revenue
The Company disaggregates revenue between products and services, as well as by major product offering and by geographic market that depict the nature, amount, and timing of revenue and cash flows.
The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Products	$17,920	$15,533
Services	428	1,479
Total	$18,348	$17,012
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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Smart Building Platform	$10,644	$9,206
Smart Glass	4,652	5,183
Smart Building Technologies	3,052	2,623
Total	$18,348	$17,012
During the three months ended March 31, 2023 and 2022, the Company recognized a total of $0.6 million and $2.5 million, respectively, for initial contract loss accruals and incurred $1.9 million and $4.0 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual.
The balance of estimated contract losses for work that had not yet been completed totaled $11.6 million and $15.0 million as of March 31, 2023 and December 31, 2022, respectively.
Changes in estimated costs to complete View Smart Building Platform projects and the related effect on revenue are recognized using a cumulative catch-up adjustment, which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. The cumulative catch-up adjustments were $2.2 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.
The following table summarizes the Company’s revenue by geographic area, which is based on the shipping address of the customers (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
United States	$17,050	$16,284
Canada	1,298	718
Other	—	10
Total	$18,348	$17,012

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of March 31, 2023 was $9.0 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months, which are among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that the Company has billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of March 31, 2023 and December 31, 2022 were $15.0 million and $14.6 million, respectively, and were included in other current assets. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of March 31, 2023 and December 31, 2022 were $1.2 million and $0.7 million, respectively, and were included in other assets.
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
Revenue recognized during the three months ended March 31, 2023, which was included in the opening contract liability balance as of December 31, 2022 was $3.2 million. Revenue recognized during the three months ended March 31, 2022, which was included in the opening contract liability balance as of December 31, 2021 was $2.3 million.
3.Fair Value
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,014	$—	$—	$43,014
Total cash equivalents	43,014	—	—	43,014
Restricted cash:
Certificates of deposit	—	17,468	—	17,468
Short-term investments	—	77,539	—	77,539
Total assets measured at fair value	$43,014	$95,007	$—	$138,021

Sponsor earn-out liability	—	—	6	6
Total liabilities measured at fair value	$—	$—	$6	$6

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,614	$—	$—	$66,614
Total cash equivalents	66,614	—	—	66,614
Restricted cash:
Certificates of deposit	—	18,308	—	18,308
Short-term investments	$—	$102,284	$—	102,284
Total assets measured at fair value	$66,614	$120,592	$—	$187,206

Sponsor earn-out liability	—	—	506	506
Private warrants liability	—	—	7	7
Total liabilities measured at fair value	$—	$—	$513	$513
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-out Liability	Private Warrants
Balance as of December 31, 2022	$506	$7
Change in fair value	(500)	(7)
Balance as of March 31, 2023	$6	$—
Sponsor Earn-out Shares and Private Warrants are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. The following table summarizes the gain on fair value change, net (in thousands):

	Three Months Ended March 31,
	2023	2022
Sponsor Earn-out Liability	$(500)	$(4,293)
Private Warrants	(7)	(88)
Gain on fair value change, net	$(507)	$(4,381)
Valuation of Sponsor Earn-Out liability
In conjunction with Company’s merger completed on March 8, 2021, CF Finance Holdings II, LLC (the “Sponsor”) subjected 4,970,000 shares (“Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five year post-Closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $12.50 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $15.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $20.00 for 5 out of any 10 trading days, in each case, subject to early release for a sale, change of control or going private transaction or delisting after the Closing (collectively, the “Earn-Out Triggering Events”).
The estimated fair value of the Sponsor Earn-Out Shares was determined using a Monte Carlo simulation valuation model using the following assumptions:

	March 31, 2023	December 31, 2022
Stock price	$0.50	$0.96
Expected volatility	64.25%	69.25%
Risk free rate	3.83%	4.22%
Expected term (in years)	2.9	3.2
Expected dividends	0%	0%

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
Valuation of Private Warrants
The estimated fair value of the Private Warrants was determined using the Black-Scholes option-pricing model using the following assumptions:

	March 31, 2023	December 31, 2022
Stock price	$0.50	$0.96
Expected volatility	64.25%	69.25%
Risk free rate	3.96%	4.32%
Expected term (in years)	2.4	2.7
Expected dividends	0%	0%
Other
The carrying amounts of cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying amount of long-term trade receivable approximates fair value, which is estimated by discounting expected future cash flows using an average discount rate adjusted for the customer's creditworthiness. Short-term and long-term debt associated with the term loan are carried at amortized cost, which approximates its fair value. The Convertible Notes are carried at amortized cost and their fair value is determined using Level 3 inputs, as discussed further in Note 7.
4.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash	$9,623	$29,244
Cash equivalents	43,014	66,614
Cash and cash equivalents	52,637	95,858
Restricted cash included in prepaid expenses and other current assets	775	1,859
Restricted cash	16,693	16,448
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$70,105	$114,165

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Short-term Investments
Short-term investments consisted of the following:

	March 31, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial Paper	$9,948	$—	$9,948
Corporate Notes/Bonds	7,091	—	7,091
U.S. Treasuries	4,994	—	4,994
U.S. Government Agencies	55,507	—	55,507
Total short-term investments	$77,539	$—	$77,539

	December 31, 2022
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial Paper	$59,684	$—	$59,684
Corporate Notes/Bonds	4,914	—	4,914
U.S. Treasuries	31,804	—	31,804
U.S. Government Agencies	5,882	—	5,882
Total short-term investments	$102,284	$—	$102,284
The Company’s marketable debt securities have contractual maturities of less than one year, are classified as available-for-sale and are stated at fair value on the consolidated balance sheets based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company did not record any unrealized gains or losses or recognize any gains or losses for three months ended March 31, 2023 and 2022. The Company also did not recognize any credit-related impairment losses during the three months ended March 31, 2023 and 2022, and had no ending allowance for credit losses as of March 31, 2023 and December 31, 2022. The amortized cost and fair value amounts above include accrued interest receivable of $0.6 million and $0.7 million as of March 31, 2023 and December 31, 2022, respectively.
Accounts Receivable, Net of Allowances
During the three months ended March 31, 2023, the Company recorded an immaterial change in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $1.4 million and $1.1 million at March 31, 2023 and December 31, 2022, respectively.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $5.1 million and $6.3 million for the three months ended March 31, 2023 and 2022, respectively.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2022, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a potential triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2022. Based on the results of this test, the Company concluded that the fair value of the asset group was substantially above its carrying value, and no impairment was recorded as of December 31, 2022. As of March 31, 2023, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the three months ended March 31, 2023.
If the decline in the Company’s market capitalization continues or the Company identifies other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Warranty accrual (Note 5)	$11,291	$10,236
Contract loss accrual (Note 2)	10,349	12,848
Environmental settlement accrual (Note 6)	450	1,450
Lease liability	4,034	3,949
Subcontractor accrual	8,933	18,435
Other	17,274	25,492
Accrued expenses and other current liabilities	$52,331	$72,410
5.Product Warranties
Changes in warranty liabilities are presented below (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$39,573	$42,256
Accruals for warranties issued	269	1,626
Changes to estimates of volume and costs	—	2,004
Settlements made	(1,217)	(6,313)
Ending balance	$38,625	$39,573
Warranty liability, current, beginning balance	$10,236	$8,868
Warranty liability, noncurrent, beginning balance	$29,337	$33,388
Warranty liability, current, ending balance	$11,291	$10,236
Warranty liability, noncurrent, ending balance	$27,334	$29,337
The total warranty liability above included $8.9 million and $8.8 million as of March 31, 2023 and December 31, 2022, respectively, related to the Company' standard assurance warranty.
The total warranty liability above also included $29.7 million and $30.8 million as of March 31, 2023 and December 31, 2022, respectively, related to certain IGUs with a quality issue identified during fiscal year 2019. The quality issue was specific to certain material purchased from one of the Company’s suppliers utilized in the manufacturing of certain IGUs and the Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices.
6.Commitments and Contingencies
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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of March 31, 2023 and December 31, 2022, the total value of the letters of credit issued by the bank is $16.3 million and $15.7 million, respectively. No amounts have been drawn under the standby letters of credit.
Commitments
In June 2021, the Company entered into a promissory note with one of its customers, pursuant to which the customer may draw amounts in a maximum aggregate principal amount of $10.0 million. The amount of the draws is limited to the total amount incurred by subcontractors contracted by the Company in relation to the project. The promissory note is not a revolving facility, which means that outstanding amounts under the promissory note that are repaid cannot be re-borrowed. The promissory note has a maturity date of May 1, 2026. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. As of March 31, 2023, the customer has a balance of $10.0 million drawn against the promissory note, which is recorded in other assets on the condensed consolidated balance sheet.
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
The balances of the litigation settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Litigation settlement liability - current	$3,000	$3,000
Litigation settlement liability - non-current	2,986	5,794
Total litigation settlement liability	$5,986	$8,794
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. On November 7, 2022, the Company finalized an Agreed Order with the MCEQ as contemplated by the settlement terms. On November 16 and 17, 2022, Olive Branch and DCRUA, respectively, approved a joint Agreed Order with the Company, consistent with the settlement terms. The Company continues to coordinate with MDEQ and the local authorities with respect to the obligations contemplated by the settlement terms, including obtaining a pretreatment permit from the Mississippi Environmental Quality Permit Board, which has not been granted as of the date of this Quarterly Report on Form 10-Q.
The Company previously recognized the $5.0 million of penalties it expects to incur in conjunction with this environmental settlement over the next three years.
The balances of the environmental settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Environmental settlement liability - current	$450	$1,450
Environmental settlement liability - non-current	3,000	3,000
Total environmental settlement liability	$3,450	$4,450

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
Defendants filed motions to dismiss on October 6, 2022 and Stadium Capital filed its opposition to the motions on November 14, 2022. Defendants filed replies in support of the motions to dismiss on December 14, 2022. The motions were heard on April 20, 2023. No ruling has been issued by the court as of the date of this Quarterly Report.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2023.

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
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2023.
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
Given the early stage of these matters, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of March 31, 2023.
7.Debt
Debt outstanding consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Convertible Notes, net of debt issuance costs	$188,992	$206,347
Term loan	$13,960	$13,960
Total debt	202,952	220,307
Debt, current	1,470	1,470
Debt, non-current	$201,482	$218,837

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal payments on all debt outstanding as of March 31, 2023 are estimated as follows (in thousands):

Year Ending December 31,	Total
2023 (remaining nine months)	$1,470
2024	1,470
2025	1,470
2026	1,470
2027	190,461
Thereafter	6,611
Total	$202,952
Convertible Notes
The following tables present the Company’s convertible debt outstanding (in thousands):

	March 31, 2023
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$194,308	$(5,316)	$188,992	$120,530

	December 31, 2022
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$212,308	$(5,961)	$206,347	$199,163
The following table presents the Company’s interest expense related to convertible debt (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$4,337	$—
Amortization of debt discount and issuance costs	126	—
Total interest expense	$4,463	$—
In October 2022, the Company completed the sale of $200.0 million aggregate principal amount of the Company’s 6.00% / 9.00% Convertible Senior PIK Toggle Notes (the “Initial Notes”), with the option to sell an additional $40.0 million of Notes to the Purchasers (as defined in the indenture governing the Convertible Notes). In December 2022, the Company received notices from certain Purchasers that had elected to exercise their respective options to purchase an aggregate additional $12.3 million of Convertible Notes (the “Additional Notes”). Such Additional Notes were issued in December 2022. The Initial Notes and the Additional Notes, which will be collectively referred to as the Convertible Notes, will mature on October 1, 2027. The Convertible Notes were sold in a private placement in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act.
The net proceeds from the sale of the Convertible Notes were approximately $206.3 million after deducting fees and offering expenses. The debt discount and issuance costs, net of accumulated amortization, are reported as a direct deduction from the face amount of the Convertible Notes. The Company expects to use the net proceeds for general corporate purposes.
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2023. The Company can elect to make any interest payment through Cash Interest, PIK Interest or any combination thereof.
The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s Common Stock or a combination thereof, at the Company’s election. The initial conversion rate was 747.6636 shares per $1,000.00 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $1.34 per share.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of March 31, 2023, the effective interest rate on the Convertible Notes was 9.89%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method.
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
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of March 31, 2023, the Company was in compliance with these covenants.
8.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of March 31, 2023, the Company had 240,740,922 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2023, no shares of View, Inc. Preferred Stock were issued and outstanding.
Net Share Settlement of Equity Awards
During the three months ended March 31, 2023, the Company withheld 1,315,885 shares with a fair value of $1.0 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. No restricted share units vested during the three months ended March 31, 2022. Shares withheld in satisfaction of tax withholding obligations are retired upon repurchase and returned to the unissued authorized capital of the Company. As of March 31, 2023, no shares of Treasury Stock were issued and outstanding.
Convertible Note Conversion
As discussed in Note 7, on January 12, 2023, holders of $18.0 million in aggregate principal amount of the Company’s Convertible Notes exercised their right to convert their notes into shares at the conversion price of $1.07 per share. As a result, the Company issued 16,822,429 shares of its Class A common stock, par value $0.0001 per share.
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
Common Stock Purchase Agreement
On August 8, 2022, the Company entered into the Purchase Agreements with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option, to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements. As of March 31, 2023, the Investors have purchased zero shares under the Purchase Agreements.
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
Upon the initial satisfaction of the conditions to the Investors’ obligations to purchase View Shares set forth in the Purchase Agreements (the “Commencement”), including that a registration statement (the “Resale Registration Statement”) registering the resale of the View Shares under the Securities Act, is declared effective by the SEC and the Investors are permitted to utilize the prospectus therein to resell all of the shares included in such prospectus, the Company will have the right, but not the obligation, from time to time at its sole discretion until the earliest of (i) the first day of the month next following the date that is 36-months after the effective date of the Resale Registration Statement, (ii) the date on which the Investors shall have purchased, in the aggregate, $100.0 million worth of shares pursuant to the Purchase Agreements, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on The Nasdaq Global Market or an alternative market and (iv) the date on which the Company commences a voluntary bankruptcy case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

general assignment for the benefit of its creditors, to direct the Investors to purchase View Shares as set forth in the Purchase Agreements, by delivering written notice to Cantor or Yorkville prior to 9:00 AM, Eastern Time, on any trading day, subject to maximum amount as set forth in the Purchase Agreements for each such trading day. The purchase price of the View Shares that the Company elects to sell pursuant to the Purchase Agreements will be 97% of the volume weighted average price of the Company’s common stock during the applicable purchase date, subject to adjustment if the Company delivers a purchase notice for a purchase in excess of 20% of the total volume of the Company’s common stock traded during the applicable purchase period.
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
9.Stock Warrants
Public and Private Warrants
Each of the Company’s Public and Private Warrants entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants became exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after the Closing and five years after August 26, 2020, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2023, there were 366,666 Private Warrants and 16,666,637 Public Warrants outstanding, and no Warrants had been exercised.
Strategic Agreement & RXR Warrant Agreements
On October 25, 2022, the Company appointed RXR FP Services LLC (“RXR FP”) to render strategic planning and consulting services to the Company and issued warrants to RXR FP (the “RXR Warrants”) to purchase, in the aggregate, 9,511,128 shares of Common Stock. The RXR Warrants will expire ten years after October 25, 2022.
A portion of the RXR Warrants are accounted for as consideration payable to a customer and a portion of the RXR Warrants are accounted for as non-employee stock compensation. The total grant date fair value of the RXR Warrants was $9.2 million, which was accounted for as an upfront payment to RXR FP as their right to receive the warrants was not contingent on satisfying any vesting conditions. The Company allocated the grant date fair value between consideration payable to a customer and non-employee stock compensation based on the estimated relative fair value of services to be provided by RXR FP. The portion of the warrants allocated as consideration payable to a customer is accounted for as a reduction to the contract price for contracts with RXR Realty and therefore a reduction to revenue on such contracts. The portion of warrants allocated as non-employee stock compensation is accounted for as marketing expense and expensed as incurred. As of March 31, 2023, there were 9,511,128 RXR Warrants outstanding, and no RXR Warrants had been exercised.
Other Warrants
The Company previously issued common stock warrants to various service providers, lenders, investors, at various points in time (“Legacy Warrants”) that are exercisable at various exercise prices and expire at various points in time. During the three months ended March 31, 2023, 208,438 of the Legacy Warrants expired.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 1,000,000 common stock warrants to the seller (“WorxWell Warrants”). As of March 31, 2023, no WorxWell Warrants had been exercised.
The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants March 31, 2023	Number of Warrants December 31, 2022	Exercise Price Per Warrant	Expiry Date
August 2010 - June 2011	Common stock	—	46,498	$15.49	March 2023
August 2011 - January 2012	Common stock	—	53,256	18.78	March 2023
August 2012	Common stock	—	45,388	21.60	March 2023
December 2013	Common stock	—	63,296	25.91	March 2023
April 2016 - November 2018	Common stock	1,135,391	1,135,391	18.93	Through November 2028
March 2017	Common stock	1,849,431	1,849,431	12.91	March 2027
March 2014	Common stock	2,324	2,324	9.47	August 2023
December 2018	Common stock	24,910	24,910	9.04	December 2028
August 2020	Common stock (Private Warrants)	366,666	366,666	11.50	Through March 2026
August 2020	Common stock (Public Warrants)	16,666,637	16,666,637	11.50	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	1,000,000	1,000,000	10.00	December 2031
October 2022	Common stock (in connection with the Strategic Agreement with RXR FP)	9,511,128	9,511,128	$0.01	October 2032
	Total stock warrants	30,556,487	30,764,925
10.Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on March 8, 2021, under which 58,631,907 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”),

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of March 31, 2023, the Company had 8,997,672 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
Options
The Company assumed 24,657,302 options outstanding under a previous equity incentive plan under the 2021 Plan. In addition, on March 8, 2021, the Company granted 5,000,000 options to purchase Class A Common Stock of the Company (“Officer Options”) to View’s executive officers. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% will vest on a monthly basis over the following thirty-six months. No other options have been granted under the 2021 Plan.
The following table summarizes the activity under the 2021 Plan (in thousands, except per share data and contractual term) for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2022	24,022	$9.45	6.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(116)	9.72
Outstanding as of March 31, 2023	23,906	$9.45	5.8	$—
Options vested and expected to vest as of March 31, 2023	23,871	$9.45	5.8	$—
Exercisable as of March 31, 2023	22,066	$9.41	5.6	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of March 31, 2023 and December 31, 2022 was $0.50 and $0.96 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been exercised under this plan in the three months ended March 31, 2023 and 2022. The total grant date fair value of stock options vested was $1.4 million and $10.0 million during the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $7.7 million and is expected to be recognized over a weighted-average remaining service period of 1.9 years.
RSUs
2021 Officer RSUs
On March 8, 2021, the Company granted 12,500,000 RSUs (the “2021 Officer RSUs”) for shares of Class A Common Stock of the Company to View’s executive officers. The 2021 Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the 2021 Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such 2021 Officer RSUs will vest if the share price hurdle of $20.00 is achieved.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the 2021 Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the 2021 Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any 2021 Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the 2021 Officer RSUs remained in full force and effect.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company accounted for the Amendment as a modification of the original awards. At the modification date, the Company calculated the incremental compensation cost of $22.5 million as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification. For awards that were vested as of the modification date, the Company recognized $7.9 million of the incremental compensation cost immediately as of the modification date. For awards that were unvested as of the modification date, the sum of the remaining $14.6 million of the incremental compensation cost and the remaining unrecognized compensation cost of $21.2 million for the original awards on the modification date has been and will continue to be recognized over the remaining requisite service period of 2.6 years from the modification date. The 2021 Officer RSUs have been included within the disclosures below for the outstanding RSUs under the Company’s 2021 Plan.
Other RSUs
The Company has also issued 15,355,015 RSUs to its employees, directors, and officers (“Others RSUs”) under the 2021 Plan, which vest upon the achievement of specific time-based measures. The fair value for Other RSUs is calculated based on the stock price on the grant date and expensed ratably over the requisite service period, which ranges between one and four years.
The following table summarizes the activities for the outstanding RSUs under the Company’s 2021 Plan (in thousands, except per share data) during the three months ended March 31, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value [1]
Outstanding as of December 31, 2022	15,245	$4.00
Granted	6,150	0.56
Vested	(3,773)	2.45
Canceled	(1,239)	1.21
Outstanding as of March 31, 2023	16,383	$3.28
The total grant date fair value of RSUs vested was $9.3 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $33.8 million and is expected to be recognized over a weighted-average remaining service period of 2.3 years.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2023, total outstanding stock options under the CEO Incentive Plan was 25,000,000 shares with a grant date exercise price per share of $10.00 and remaining contractual term of 7.9 years. As of March 31, 2023, the CEO Option Award had no intrinsic value. No other options have been granted under the CEO Incentive Plan.
As of March 31, 2023, total unrecognized compensation cost related to options under the CEO Incentive plan, net of estimated forfeitures, was $49.8 million and is expected to be recognized over a weighted-average remaining service period of 3.5 years.
Valuation of Stock-Awards
No options were issued under the 2021 Plan or the CEO Incentive Plan in the three months ended March 31, 2023 and 2022. The grant date fair value for Other RSUs issued under the 2021 Plan in the three months ended March 31, 2023 was calculated using the closing sale price of the Company’s Class A Common Stock on the grant date.
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$414	$363
Research and development	1,174	69
Selling, general, and administrative	9,604	17,036
Total	$11,192	$17,468
11.Restructuring
In March 2023, the Company announced a restructuring plan to reduce structural costs, including its workforce. As a result of the restructuring plan, the Company recorded $4.2 million in restructuring costs during the three months ended March 31, 2023 for employee severance and other costs for employees impacted by the plan. No other restructuring charges were incurred during the three months ended March 31, 2023.
There was no cash paid for restructuring costs during the three months ended March 31, 2023. As of March 31, 2023, there were $4.2 million in restructuring cost related liabilities recorded in accrued compensation.
The Company may incur additional costs in the future due to events that may occur as a result of, or that are associated with, the restructuring or other undetermined plans to reduce structural costs.
12.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three months ended March 31, 2023 and 2022, the Company’s income tax expense was immaterial.
As the Company’s U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the three months ended March 31, 2023, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three months ended March 31, 2023 is due primarily to income taxes for foreign operations.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three months ended March 31, 2023, there have been no changes in the estimated uncertain tax benefits.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss	$(67,289)	$(82,372)
Weighted-average shares outstanding, basic and diluted	236,250,564	214,232,210
Net loss per share, basic and diluted	$(0.28)	$(0.38)
For the three months ended March 31, 2023, common stock equivalents consisted of stock options, restricted stock units, warrants, and Convertible Notes. For the three months ended March 31, 2022, common stock equivalents consisted of stock options, restricted stock units, and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Stock options to purchase common stock	23,906,423	25,901,653
Unvested restricted stock units	16,383,282	5,625
Warrants to purchase common stock	27,386,111	21,311,920
Convertible Notes (on an as-converted basis)	89,267,760	—
Total	156,943,576	47,219,198
The 4,970,000 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of March 31, 2023.
The common stock equivalents subject to the CEO Option Award are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of March 31, 2023 and 2022, the thresholds for the CEO Option Award have not been achieved, and 25,000,000 stock options for the CEO Option Award are outstanding.
Prior to the Amendment described further in Note 10, the common stock equivalents subject to the 2021 Officer RSUs were excluded from the anti-dilutive table, as the underlying shares were contingently issuable since the share price of the Company had not exceeded the specified thresholds. As of March 31, 2022, the thresholds for the 2021 Officer RSUs had not been achieved, and 10,800,000 RSUs of the 2021 Officer RSUs were outstanding. As of March 31, 2023, due to the Amendment, the underlying shares are no longer contingently issuable and 5,400,000 unvested 2021 Officer RSUs are included in the anti-dilutive table.
14.Related Party Transactions
The Purchasers of the Convertible Notes include affiliates of RXR, a party with which the Company has an existing commercial relationship and with which it has engaged in and continues to engage in corporate transactions. The Chairman and CEO of RXR joined the Company’s board of directors in November 2022. As such, RXR was identified as a related party during fiscal year 2022.
Convertible Notes, net of debt issuance costs, outstanding to RXR (the “RXR Notes”) as of March 31, 2023 and December 31, 2022 totaled $109.2 million and $109.0 million, respectively. Interest of $4.2 million and $2.0 million associated with the RXR Notes was accrued within other liabilities on the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, respectively. The Company incurred $2.6 million interest expense, inclusive of the amortization of debt issuance costs, on the RXR Notes during the three months ended March 31, 2023. No interest expense was incurred on the RXR Notes during the three months ended March 31, 2022, as the RXR Notes were issued in October 2022.
The Company recognized revenue from RXR, or an agent acting on behalf of RXR, of $3.5 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively. In addition, the Company had $2.5 million in deferred revenue, $6.5 million in contract loss accruals, $1.2 million contract assets associated with contracts with RXR, $7.7 million accounts

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

receivables due from RXR or an agent acting on behalf of RXR, and $0.1 million accounts payable due to RXR as of March 31, 2023. As discussed in Note 9, the Company issued the RXR Warrants to RXR FP on October 25, 2022. Refer to Note 9 for further information on the RXR Warrants.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes, and for a full understanding of the Company's results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes included in this Quarterly Report on Form 10-Q included in Part I, Item 1, “Financial Statements (Unaudited)” and the consolidated financial statements and notes for the fiscal year ended December 31, 2022 included in the Company's 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023.
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
Our earlier generation products are described best as “smart glass,” which are primarily composed of three components that all work together to produce a solution:
•the insulating glass unit, which is either double or triple pane with a micrometer semiconductor (or electrochromic) coating;
•the network infrastructure, which is composed of the controllers, connectors, sensors, and cabling; and
•the software, which includes the predictive algorithms, artificial intelligence, remote management tools, and user-facing iOS and Android apps, to control the tint of the glass.
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
We also recognized that the new Smart Building Platform offering would potentially enable View to move ‘up’ the supply chain of the construction industry. Whereas our traditional offering placed us in the role of a supplier to subcontractors of the General Contractor (“GC”), the level of integration and oversight needed to ensure a quality installation and integration of the complete smart building platform is designed to incentivize building owners and GCs to engage directly with us, engaging us to assume the role of the prime contractor for the platform rather than supplier of subcomponent materials. This would also better position us to upsell additional goods and services to the building owners in the future, which could be more efficiently integrated into the smart building platform than with the traditional offering.
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
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View

Smart Building Platform, a new offering beginning in 2021. For the three months ended March 31, 2023 and 2022, our revenue was $18.3 million and $17.0 million, respectively, representing period-over-period growth of 7.9%.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by Congress and signed into law by President Joe Biden. The IRA includes the implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate incentives, and other provisions. The Investment Tax Credit (“ITC”) available to our customers under the IRA is expected to increase demand for our products by reducing the net cost of our products to our customers. However, the full future impact of the ITC cannot be known with any certainty, and we may not recognize any or all of the expected benefits of the ITC.
While we believe that the prevailing secular trends will continue to drive adoption of smart glass, current macro-economic factors, including higher interest rates, uncertainty in the lending markets and post COVID-19 pandemic office occupancy are having a negative impact on the overall real estate market. Additionally, the market for our products could be affected by concerns about our current liquidity and future viability.
Our growth strategies depend upon our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10-Q, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company believes it has adequate resources to fund its forecasted operating costs and meet its obligations into, but not beyond the third quarter of 2023. To address our cash needs, we continue to pursue additional sources of capital. If we are unable to obtain adequate capital resources to fund our obligations, we would not be able to continue to operate our business pursuant to our current business plan and it would be necessary to pursue other options, including further reducing spending, which could have a material impact on our operations and our revenues, or we may ultimately be forced to discontinue operations entirely.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. While these plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Our business will require a significant amount of capital investments to execute our long-term business plans.
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
With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we have recently determined to reduce the level of spend in research and development as we focus on the profitability of our business. As such, we anticipate a reduction in research and development expenses during 2023 as compared to prior periods.
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
•Execution track record; and
•Manufacturing efficiency.
Capacity
We currently manufacture the insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform product offerings at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. In addition, we have partially completed the construction of a second production line at our Olive Branch facility. Once operational, we expect our facility’s name-plate capacity to increase by an additional 7.5 million square feet of smart glass per year, bringing our total name-plate capacity of our facility to 12.5 million square feet per year. We believe our manufacturing facility will position us to achieve our strategic plans for economies of scale, meet future demand, and achieve profitability.
As of March 31, 2023, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million in future periods with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.

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
Our View Smart Building Platform contracts to deliver a fully installed and functioning smart window curtain wall platform are typically considered one performance obligation that is satisfied as construction progresses. We recognize revenue over time as we provide services to satisfy our performance obligation. These contracts are typically long-term in nature and services are provided over an extended period, transcending multiple financial reporting periods.
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
View Smart Glass
We also generate revenue as a materials provider from the (i) manufacturing and sale of View Smart Glass IGUs and (ii) selling the View Smart Glass CSS components that when combined with the IGUs, enable the IGUs to tint. View Smart Glass CSS revenue also includes a system design document that lays out the design of the IGUs and CSS components and a commissioning service in which the installed IGUs and CSS components are tested, and tinting configurations are set by us. Smart Glass products are designed and fabricated by us in order to meet the building-site specifications of the end user, which is typically the owner, tenant or developer of buildings. When the end user approves of the use of our products, a non-binding letter of understanding with the owner, tenant or developer is signed.
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
When the contract contains payment terms that are extended beyond one year or we enter into loan or financing arrangement in conjunction with the contract, a significant financing component may exist. In such cases, we adjust the contract price at an amount that reflects the cash selling price. We use a discount rate representing a borrowing rate as if a separate financing transaction been entered between the two parties based on the customer’s creditworthiness.
In limited circumstances, we contract to provide extended or enhanced warranties of our products outside of the terms of its standard assurance warranty, which are recognized as revenue over the respective term of the relevant extended or enhanced warranty period.
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
The primary factor that impacts our cost of revenue as a percentage of revenues is the significant base operating costs that we incur as a result of our investment in manufacturing capacity to provide for future demand. At current production volume, these significant base operating costs result in higher costs to manufacture each IGU when compared to the sales price per IGU. As demand for our products increases and we achieve higher production yields, our cost of revenue as a percentage of revenue will decrease. Additional factors that impact our cost of revenue as a percentage of revenues include manufacturing efficiencies, cost of material, and mix of products. We expect to continue to incur significant base operating costs that will be absorbed over larger volumes of production as we scale our business. Following the restructuring plan discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, we have reduced certain of these base operating costs as we focus on the profitability of our business.
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
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software that are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we have recently determined to reduce the level of spend in research and development as we focus on the profitability of our business as part of our restructuring plan discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. As such, we anticipate a reduction in our research and development expenses during 2023 as compared to prior periods.
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
We expect our selling, general, and administrative expenses to decrease in absolute dollars in 2023 following our restructuring plan discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, as we aim to right-size the business while focusing our presence in key geographies to support our customers and grow our business. Over time, we expect our selling, general and administrative expenses to decline as a percentage of revenue as we leverage these costs.
Restructuring Costs
Restructuring costs consist of severance and related costs associated with the March 2023 restructuring plan discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
Interest Expense, Net
Interest expense, net consists primarily of interest paid on our debt facilities and amortization of debt discounts and issuance costs, net of interest income primarily received or earned on our cash, cash equivalents and short-term investment balances.
Other Expense (Income), Net
Other expense, net primarily consists of penalties we expect to incur for the settlement of an environmental matter in 2021, foreign exchange gains and losses, and realized gains and losses from the sale of short-term investments.
Gain on Fair Value Change, Net
Our Sponsor Earn-out Shares and Private Warrants are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the consolidated statements of operations. We will continue to adjust the remaining outstanding instruments for changes in fair value until the Earn-Out Triggering Events are met, the earlier of the exercise or expiration of the Warrants.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
	2023		2022
	Amount	% net of sales	Amount	% net of sales
Revenue	$18,348	100.0%	$17,012	100.0%
Costs and expenses:
Cost of revenue	40,213	219.2%	40,562	238.4%
Research and development	12,941	70.5%	19,695	115.8%
Selling, general, and administrative	25,400	138.4%	42,959	252.5%
Restructuring Costs	4,249	23.2%	—	—%
Total costs and expenses	82,803	451.3%	103,216	606.7%
Loss from operations	(64,455)	(351.3)%	(86,204)	(506.7)%
Interest and other expense (income), net
Interest expense, net	3,161	17.2%	197	1.2%
Other expense, net	162	0.9%	328	1.9%
Gain on fair value change, net	(507)	(2.8)%	(4,381)	(25.8)%
Interest and other expense (income), net	2,816	15.3%	(3,856)	(22.7)%
Loss before provision of income taxes	(67,271)	(366.6)%	(82,348)	(484.1)%
Provision for income taxes	18	0.1%	24	0.1%
Net and comprehensive loss	$(67,289)	(366.7)%	$(82,372)	(484.2)%
Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Smart Building Platform	$10,644	$9,206	$1,438	15.6%
Percentage of total revenue	58.0%	54.1%
Smart Glass	4,652	5,183	(531)	(10.2)%
Percentage of total revenue	25.4%	30.5%
Smart Building Technologies	3,052	2,623	429	16.4%
Percentage of total revenue	16.6%	15.4%
Total	$18,348	$17,012	$1,336	7.9%
The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
United States	$17,050	$16,284	$766	4.7%
Percentage of total revenue	92.9%	95.7%
Canada	1,298	718	580	80.8%
Percentage of total revenue	7.1%	4.2%
Other	—	10	(10)	(100.0)%
Percentage of total revenue	—%	0.1%
Total	$18,348	$17,012	$1,336	7.9%
Our revenue totaled $18.3 million during the three months ended March 31, 2023, a 7.9% increase from $17.0 million during the three months ended March 31, 2022. The increase during the three months ended March 31, 2023 compared to the same period in the prior year was primarily due to an increase in Smart Building Platform revenues, as we continue to see a mix shift from our legacy Smart Glass product offerings to our higher priced Smart Building Platform offering.

Costs and Expenses
Cost of Revenue

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Cost of revenue	$40,213	$40,562	$(349)	(0.9)%
Cost of revenue totaled $40.2 million, or 219.2% of net sales during the three months ended March 31, 2023, compared to $40.6 million, or 238.4% of net sales during the three months ended March 31, 2022. The cost of revenue decreases as a percentage of revenues during these periods reflect favorable product mix across the three product offerings and lower levels of new contract loss accruals.
The $0.3 million decrease in cost of revenue in absolute dollars during the three months ended March 31, 2023 compared to the same period in the prior year was primarily driven by:
•$2.1 million decrease in factory operating costs resulting from cost savings initiatives put in place during 2022,
•a $1.8 million decrease in new contract loss accruals, and
•$1.6 million of lower levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
These decreases were partially offset by:
•$3.7 million of increased subcontractor costs used for the delivery of the Smart Building Platform product, and
•$2.1 million less usage of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized.
Cost of revenue for the three months ended March 31, 2023 and 2022 each included $0.4 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Research and development	$12,941	$19,695	$(6,754)	(34.3)%
Research and development expenses decreased $6.8 million during the three months ended March 31, 2023 compared to the same period in the prior year, primarily related to an approximately $4 million reduction in costs for projects related to our IGU product and manufacturing processes and an approximately $3 million reduction in costs for development and enhancement of Smart Building Technology projects either completed during 2022 or not commercialized as part of planned cost reductions, as well as other cost savings initiatives, all of which were partially offset by an approximately $1 million increase in non-cash stock-based compensation expense.
Research and development expenses for the three months ended March 31, 2023 and 2022 included $1.2 million and $0.1 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Selling, general and administrative	$25,400	$42,959	$(17,559)	(40.9)%
Selling, general, and administrative expenses decreased $17.6 million during the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to an approximately $6 million decrease in legal and accounting expenses for costs incurred in 2022 related to the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019 and the Quarterly Report on Form 10-Q/A for the three months ended March, 31 2021 and 2020, and other related work, an approximately $7 million decrease in stock-based compensation expense due to higher levels of expense recognized in the prior year due to the required use of an accelerated amortization method, and an approximately $3 million decrease in sales and marketing expenses resulting from cost savings initiatives.
Selling, general, and administrative expenses for the three months ended March 31, 2023 and 2022 included $9.6 million and $17.0 million of stock-based compensation expense, respectively.

Restructuring Costs

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Restructuring Costs	4,249	—	$4,249	100.0%
Restructuring costs were $4.2 million during the three months ended March 31, 2023 for employee severance and other costs for employees impacted by the March 2023 restructuring plan. No restructuring costs were incurred during the three months ended March 31, 2022.
Interest and Other Expense (Income), net

	Three Months Ended March 31,
	2023	2022	Change ($)	Change (%)
Interest expense, net	$3,161	$197	$2,964	1,504.6%
Other expense, net	162	328	(166)	(50.6)%
Gain on fair value change, net	(507)	(4,381)	3,874	(88.4)%
Interest Expense, Net
Interest expense, net increased $3.0 million during the three months ended March 31, 2023, compared to the same period in the prior year primarily due interest expense on the Convertible Notes that were issued during the fourth quarter of 2022, partially offset by an increase in interest income related to short term investments purchased during the fourth quarter of 2022.
Other Expense, Net
Other expense, net did not fluctuate materially during the three months ended March 31, 2023 compared to the same period the prior year.
Gain on Fair Value Change, Net
The gain on fair value change, net during the three months ended March 31, 2023 and 2022 was primarily related to changes in the fair value of our Sponsor Earn-Out liability.
Provision for Income Taxes
For the three months ended March 31, 2023 and 2022, our income tax expense was immaterial.
Liquidity and Capital Resources
As of March 31, 2023, we had $52.6 million in cash and cash equivalents, $77.5 million in short term investments and $121.4 million in working capital. Our accumulated deficit totaled $2,661.7 million as of March 31, 2023. For the three months ended March 31, 2023, we had a net loss of approximately $67.3 million and negative cash flows from operations of approximately $60.5 million. In addition, for the three months ended March 31, 2022, we had a net loss of approximately $82.4 million and negative cash flows from operations of approximately $71.3 million. We have determined that there is substantial doubt about our ability to continue as a going concern, as we estimate that our available financial resources are adequate to fund our forecasted operating costs and meet our obligations into, but not beyond the third quarter of 2023. If we are unable to obtain adequate capital resources to fund our obligations, we would not be able to continue to operate our business pursuant to our current business plan and it would be necessary to pursue other options, including further reducing spending, which could have a material impact on our operations and our revenues, or we may ultimately be forced to discontinue operations entirely.
While we recently raised additional financing during 2022, there can be no assurance that the necessary additional financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, such as through the sale of our common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
We have historically financed our operations through revenue generation from product sales, the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, and the gross proceeds associated with the contribution of cash and the issuance of private investment in public equity (“PIPE”) in connection with the Company’s merger completed on March 8, 2021. As discussed further in Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, we raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of the Convertible Notes.
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
Our total current liabilities as of March 31, 2023 are $92.2 million, including $10.3 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of March 31, 2023 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $0.9 million in operating and finance lease payments and $1.2 million in estimated settlements of warranty liabilities.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022, as well as a restructuring plan in March 2023 as further discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. When combined, we expect these plans will result in annualized cash savings of approximately $50 million that we anticipate will be fully in place beginning in the third quarter of 2023. While our plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Further, we are continuing to evaluate the impact of the ITC available to our customers under the IRA passed by Congress and signed into law on August 16, 2022, which management expects to bring the cost of our products to cost parity with conventional windows. Management further expects a resulting increase in demand for our products, allowing us to leverage our minimum operating costs in the factory even further over higher revenues and make further progress towards our objective of profitable operations.
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
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2023. The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of View, Inc. Common Stock or a combination thereof, at our election. The initial conversion rate was 747.6636 shares per $1,000.00 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $1.3375 per share.
For additional information on the Convertible Notes, refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
Term Loan
As of March 31, 2023, we had $14.0 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of March 31, 2023, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $12.5 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of March 31, 2023, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of March 31, 2023, we were in compliance with all covenants.

Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(60,462)	$(71,274)
Net cash provided by (used in) investing activities	17,765	(9,137)
Net cash used in financing activities	$(1,363)	$(134)
Cash Flows from Operating Activities
Net cash used in operating activities was $60.5 million for the three months ended March 31, 2023. The most significant component of our cash used during this period was a net loss of $67.3 million adjusted for non-cash charges of $11.2 million related to stock-based compensation and $5.8 million related to depreciation and amortization, partially offset by the $0.5 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $14.8 million from changes in operating assets and liabilities, primarily due to a $22.1 million decrease in accrued compensation, expenses and other liabilities, including a $9.5 million reduction in subcontractor accruals associated with the delivery of the Smart Building Platform product, a $3.4 million reduction to loss accruals for work performed during the three months ended March 31, 2023 and a $3.0 million reduction to the litigation settlement liability for a payment made in the first quarter of 2023, and a $4.3 million increase in other assets primarily related to cash collateral associated with the Company’s surety bonds. These changes were offset by a $12.1 million decrease in accounts receivable as a result of timing of revenues and collections.
Net cash used in operating activities was $71.3 million for the three months ended March 31, 2022. The most significant component of our cash used during this period was a net loss of $82.4 million adjusted for non-cash charges of $17.5 million related to stock-based compensation and $6.0 million related to depreciation and amortization, partially offset by $4.4 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $8.3 million from changes in operating assets and liabilities, primarily due to a $5.2 million reduction in accrued expenses and other liabilities, including a $2.4 million reduction to loss accruals for work performed during the first quarter of 2022 and a $1.3 million reduction in warranty accruals primarily related to settlements in the first quarter of 2022, and a $3.5 million increase in inventory as a result of increased demand and timing of shipments.
Cash Flows from Investing Activities
Net cash provided by investing activities was $17.8 million for the three months ended March 31, 2023, which was primarily due to proceeds from the maturity from short-term investments of $97.0 million, partially offset by purchases of short-term investments of $71.3 million, purchases of property plant and equipment of $4.9 million and cash disbursements under a note receivable of $3.0 million.
Net cash used in investing activities was $9.1 million for the three months ended March 31, 2022, which was solely due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net used in financing activities was $1.4 million for the three months ended March 31, 2023, which was primarily related to the $1.0 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and debt issuance costs.
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2022, which was solely related to finance lease payments.
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
During the course of business, our bank issues standby letters of credit on behalf of us to certain vendors and other third parties. As of March 31, 2023 and December 31, 2022, the total value of the letters of credit issued by the bank is $16.3 million and $15.7 million, respectively. No amounts have been drawn under the standby letters of credit.

Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the “Notes to Consolidated Financial Statements” in our 2022 Annual Report on Form 10-K filed on March 31, 2023 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, impairment of goodwill, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. We have not made any changes in these critical accounting policies during the first three months of 2023.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
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
In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting described below. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Form 10-K for the year ended December 31, 2022, management identified the following material weaknesses in our internal control over financial reporting that continue to exist as of March 31, 2023:
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
Remediation Efforts and Status of Material Weaknesses
•As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we performed a comprehensive review of our existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis. While we hired full time staff for many of these positions during 2022, certain open positions have been filled with experienced and competent contractors. Management has concluded that the previously identified competency gap has been filled and the combination of the permanent staff and the interim contractors are fulfilling their roles and responsibilities. However, given the limited time that these positions have been filled during 2022 and the first quarter of 2023, management has concluded that additional time is needed to demonstrate the ability to consistently perform their roles and responsibilities before determining that the material weakness has been remediated. Management will continue to monitor the performance of the finance function to ensure controls are operating effectively for a sufficient period of time before concluding on remediation.
•Further, management has designed and implemented new control activities in response to our commitment to integrity and ethical values. However, given the limited time that these controls were operating during 2022 and the first quarter of 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining that the material weakness has been remediated. Management will continue to evaluate the control activities in response to our commitment to integrity and ethical values in the remaining three quarters of 2023 to ensure they have operated effectively for a sufficient period of time before concluding on remediation.
•During the first three quarters of 2022, we designed and implemented new control activities in response to the risk of material misstatement related to warranty-related obligations. While the newly implemented controls were in place and operated effectively as of December 31, 2022 and March 31, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
•During 2022, we designed and implemented new control activities in response to the risk of material misstatement related to our revenue and receivables process. While the newly implemented controls were in place and operated as of December 31, 2022 and March 31, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended March 31, 2023 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. “Legal Proceedings” of the Company's 2022 Annual Report on Form 10-K, filed March 31, 2023 for additional information.
Item 1A.     Risk Factors
Please refer to Part I, Item 1A. “Risk Factors” of the Company's 2022 Annual Report on Form 10-K, filed March 31, 2023 for the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included in Part I, Item 1A. “Risk Factors” of the Company's 2022 Annual Report on Form 10-K, filed March 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 257,625 restricted stock units for shares of Class A Common Stock of the Company to its independent directors. On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes, and Tom Leppert, were each granted 27,662 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 55,325 units and Mr. Leppert in the amount of 41,493 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 22,497 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of March 31, 2023, 146,973 restricted stock units of the Director RSUs have vested.
On March 8, 2021, the Company granted an aggregate amount of 12,500,000 restricted stock units for shares of Class A Common Stock of the Company to its executive officers. The 2021 Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of the Closing and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the 2021 Officer RSUs granted to each executive officer will only vest if the share price hurdle of $15.00 is achieved and the remaining 50% of such 2021 Officer RSUs will vest if the share price hurdle of $20.00 is achieved. On November 9, 2021, 1,000,000 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company. On March 8, 2022, 700,000 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the 2021 Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the 2021 Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any 2021 Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the 2021 Officer RSUs remained in full force and effect. As of March 31, 2023, 5,400,000 restricted stock units of the 2021 Officer RSUs have vested and 2,542,358 restricted stock units were withheld and retired in connection with tax withholding payments made by the Company on behalf of the Officers.
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
Date: May 9, 2023
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)