Form 10-Q
period 2023-06-30
View, Inc.
filed 2023-08-10
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

(Former name, former address and former fiscal year, if changed since last report)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value, $0.0001 per share	VIEW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $690.00	VIEWW	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of August 7, 2023, 4,041,687 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,144	$95,858
Short-term investments	49,824	102,284
Accounts receivable, net of allowances	36,540	42,407
Inventories	17,832	17,373
Prepaid expenses and other current assets	37,892	38,297
Total current assets	172,232	296,219
Property and equipment, net	257,307	262,360
Restricted cash	13,147	16,448
Right-of-use assets	17,070	18,485
Other assets	26,170	25,514
Total assets	$485,926	$619,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,345	$21,099
Accrued expenses and other current liabilities	52,250	72,410
Accrued compensation	7,534	9,799
Deferred revenue	6,474	9,199
Total current liabilities	83,603	112,507
Debt, non-current	94,728	109,754
Debt, non-current - related party	113,613	109,083
Sponsor earn-out liability	—	506
Lease liabilities	17,757	19,589
Other liabilities	41,356	47,095
Total liabilities	351,057	398,534
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 4,032,626 and 3,695,598 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,852,938	2,814,912
Accumulated deficit	(2,718,069)	(2,594,420)
Total stockholders’ equity	134,869	220,492
Total liabilities and stockholders’ equity	$485,926	$619,026
Share and per share data have been adjusted for all periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$24,071	$14,546	$38,958	$29,788
Revenue - related party	3,963	1,770	7,424	3,540
Total revenue	28,034	16,316	46,382	33,328
Cost of revenue	36,505	39,496	74,418	79,860
Cost of revenue - related party	5,305	35	7,605	233
Total cost of revenue	41,810	39,531	82,023	80,093
Gross loss	(13,776)	(23,215)	(35,641)	(46,765)
Operating expenses:
Research and development	9,714	20,908	22,655	40,603
Selling, general, and administrative	23,511	40,755	48,911	83,714
Impairment of note receivable (Note 4)	4,000	—	4,000	—
Restructuring costs (Note 11)	1,258	—	5,507	—
Total operating expenses	38,483	61,663	81,073	124,317
Loss from operations	(52,259)	(84,878)	(116,714)	(171,082)
Interest and other expense (income), net:
Interest expense, net	3,970	69	7,131	266
Other expense (income), net	119	(187)	281	141
Gain on fair value change, net	(6)	(1,904)	(513)	(6,285)
Interest and other expense (income), net	4,083	(2,022)	6,899	(5,878)
Loss before provision for income taxes	(56,342)	(82,856)	(123,613)	(165,204)
Provision for income taxes	18	30	36	54
Net and comprehensive loss	$(56,360)	$(82,886)	$(123,649)	$(165,258)

Net loss per share, basic and diluted	$(14.11)	$(23.21)	$(31.17)	$(46.28)
Weighted-average shares used in calculation of net loss per share, basic and diluted	3,994,813	3,570,886	3,966,316	3,570,711
Share and per share data have been adjusted for all periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	3,696	$—	$2,814,912	$(2,594,420)	$220,492
Vesting of restricted stock units	58	—	—	—	—
Shares withheld related to net share settlement	(22)	—	(1,001)	—	(1,001)
Shares issued upon Convertible Notes conversion	280	—	17,828	—	17,828
Stock-based compensation	—	—	10,962	—	10,962
Net loss	—	—	—	(67,289)	(67,289)
Balances as of March 31, 2023	4,012	$—	$2,842,701	$(2,661,709)	$180,992
Vesting of restricted stock units	34	—	—	—	—
Shares withheld related to net share settlement	(13)	—	(293)	—	(293)
Stock-based compensation	—	—	10,530	—	10,530
Net loss	—	—	—	(56,360)	(56,360)
Balances as of June 30, 2023	4,033	$—	$2,852,938	$(2,718,069)	$134,869

Balances as of December 31, 2021	3,653	$—	$2,736,669	$(2,257,331)	$479,338
Vesting of restricted stock units	1	—	—	—	—
Stock-based compensation	—	—	17,468	—	17,468
Net loss	—	—	—	(82,372)	(82,372)
Balances as of March 31, 2022	3,654	$—	$2,754,137	$(2,339,703)	$414,434
Vesting of restricted stock units	—	—	—	—	—
Stock-based compensation	—	—	18,141	—	18,141
Net loss	—	—	—	(82,886)	(82,886)
Balances as of June 30, 2022	3,654	$—	$2,772,278	$(2,422,589)	$349,689
Share and per share data have been adjusted for all periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(123,649)	$(165,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,015	11,874
Gain on fair value change, net	(513)	(6,285)
Stock-based compensation	21,952	35,609
Non-cash interest expense	9,297	—
Impairment of note receivable	4,000	—
Other	2,893	524
Changes in operating assets and liabilities:
Accounts receivable	5,403	(256)
Inventories	(459)	(6,851)
Prepaid expenses and other current assets	1,699	(644)
Other assets	(4,553)	1,972
Accounts payable	(1,372)	(8,724)
Deferred revenue	(2,725)	(3,556)
Accrued compensation	(2,265)	8
Accrued expenses and other liabilities	(28,342)	(11,661)
Net cash used in operating activities	(107,619)	(153,248)
Cash flows from investing activities:
Purchases of property and equipment	$(7,240)	$(12,147)
Purchases of short-term investments	(106,032)	—
Maturities of short-term investments	160,133	—
Disbursement under loan receivable (Note 4)	(3,001)	(1,589)
Net cash provided by (used in) investing activities	43,860	(13,736)
Cash flows from financing activities:
Payment of debt issuance costs (Note 7)	$(228)	$—
Repayment of other debt obligations	—	(735)
Payments of obligations under finance leases	(269)	(264)
Taxes paid related to the net share settlement of equity awards (Note 8)	(1,293)	—
Net cash used in financing activities	(1,790)	(999)
Net decrease in cash, cash equivalents, and restricted cash	(65,549)	(167,983)
Cash, cash equivalents, and restricted cash, beginning of period	114,165	297,543
Cash, cash equivalents, and restricted cash, end of period	$48,616	$129,560
Supplemental disclosure of cash flow information:
Cash paid for interest	$131	$39
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$1,043	$2,674
Common stock issued upon vesting of restricted stock units	$3,371	$49
Common stock issued upon conversion of Convertible Notes	$18,000	$—
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
Basis of Presentation
The condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial reporting and are unaudited. The Company’s condensed consolidated financial statements include the accounts of View, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. The information as of December 31, 2022 included in the condensed consolidated balance sheets was derived from those audited consolidated financial statements.
For the three and six months ended June 30, 2023 and 2022, there was no difference between net loss and total comprehensive loss.
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and the cash flows for the six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).
Liquidity and Going Concern
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. As further detailed below, the Company has concluded that there is substantial doubt about its ability to continue as a going concern as the Company estimates that its financial resources are adequate to fund its forecasted operating costs and meet its obligations into, but not beyond September 2023. This projection is based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions. To address its cash needs, the Company is actively seeking additional sources of capital. As there can be no assurance that such necessary financing will be available, the Company may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,718.1 million as of June 30, 2023. For the six months ended June 30, 2023, the Company had a net loss of approximately $123.6 million and negative cash flows from operations of approximately $107.6 million. In addition, for the six months ended June 30, 2022, the Company had a net loss of approximately $165.3 million and negative cash flows from operations of approximately $153.2 million. Cash and cash equivalents were $30.1 million and short-term investments were $49.8 million as of June 30, 2023. The Company has historically financed its operations through revenue generation from product sales, the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, and the gross proceeds associated with the contribution of cash and the issuance of private investment in public equity (“PIPE”) in connection with the Company’s merger completed on March 8, 2021. As noted in Note 7, the Company raised additional capital of $206.3 million, after deducting fees and offering expenses, during the fourth quarter of 2022 through the issuance of Convertible Senior Pay in Kind (“PIK”) Toggle Notes (the “Convertible Notes”).
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
Summary of Significant Accounting Policies
There have been no significant changes to the significant accounting policies disclosed in Note 1 of the audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are almost entirely held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of June 30, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the six months ended June 30, 2023, three customers represented greater than 10.0% of total revenue, accounting for 16.0% 13.4%, and 11.4% of total revenue, respectively. For the six months ended June 30, 2022, two customers represented greater than 10.0% of total revenue, accounting for 16.9% and 16.6% of total revenue, respectively. One customer accounted for 23.7% of accounts receivable, net as of June 30, 2023. Two customers accounted for 27.3% of accounts receivable, net as of December 31, 2022, accounting for 17.3% and 10.0%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.
Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Should any such supplier cease to manufacture the products the Company purchases from them or become unable to timely deliver these products in accordance with the Company’s requirements or should such suppliers choose not to do business with the Company, it may be required to locate alternative suppliers in the open market. There can be no assurance that the Company would be able to identify new suppliers with which to do business on terms acceptable to the Company, or at all. For the six months ended June 30, 2023, each of two suppliers accounted for 31.3% and 17.9% of total purchases, respectively. For the six months ended June 30, 2022, three suppliers accounted for 20.0%, 19.1% and 14.2% of total purchases, respectively.
Segment Reporting
Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Reverse Stock Split
On July 25, 2023, the Company held its 2023 annual meeting of stockholders (the “Annual Meeting”), at which the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the common stock at a reverse stock split ratio of 40-for-1, 45-for-1, 50-for-1, 55-for-1 or 60-for-1, such ratio to be fixed by the Company’s board of directors at a later date. Following the Annual Meeting, on July 25, 2023, the Company’s board of directors approved the implementation of the reverse stock split at a ratio of 60-for-1 (the “Reverse Stock Split”). On July 26, 2023, the Company filed a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 60-for-1 reverse stock split of the outstanding shares of the Company’s Class A common stock. The Reverse Stock Split became effective upon the filing of the Certificate of Amendment on July 26, 2023 and the Company’s common stock began trading on a split-adjusted basis at market open on July 27, 2023.

No fractional common shares were issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the Reverse Stock Split received cash payments in lieu of such fractional shares. All share and per share information included in the accompanying financial statements has been retrospectively adjusted to reflect this Reverse Stock Split.
2.Revenue
Disaggregation of Revenue
The Company disaggregates revenue between products and services, as well as by major product offering and by geographic market that depict the nature, amount, and timing of revenue and cash flows.
The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Products	$27,377	$15,380	$45,297	$30,913
Services	657	936	1,085	2,415
Total	$28,034	$16,316	$46,382	$33,328
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
The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Smart Building Platform	$18,012	$9,055	$28,656	$18,261
Smart Glass	7,721	4,306	12,373	9,489
Smart Building Technologies	2,301	2,955	5,353	5,578
Total	$28,034	$16,316	$46,382	$33,328

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s revenue by geographic area, which is based on the shipping addresses of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
United States	$25,919	$14,825	$42,969	$31,109
Canada	2,115	1,443	3,413	2,161
Other	—	48	—	58
Total	$28,034	$16,316	$46,382	$33,328
Contract Estimates
Significant changes in estimated costs expected to complete View Smart Building Platform contracts could affect the profitability of our contracts. Changes to estimated profit on contracts are recognized using a cumulative catch-up adjustment which recognizes in the current period the cumulative effect of the changes on current and prior periods based on a contract’s progress towards fulfillment of the performance obligation. When the total estimated costs to be incurred for a contract exceed the transaction price, an accrual for the loss on the contract is recognized as cost of revenue in the period the contract is signed, and adjusted periodically as estimates are revised. As actual costs are incurred that are in excess of revenue recognized, they are recorded against the loss accrual, which is therefore reduced.
During the three months ended June 30, 2023 and 2022, the Company recognized a total of $1.0 million and zero, respectively, for initial contract loss accruals and incurred $6.3 million and $4.2 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual. During the six months ended June 30, 2023 and 2022, the Company recognized a total of $1.6 million and $2.5 million, respectively, for initial contract loss accruals and incurred $8.2 million and $8.2 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual. The cumulative catch-up adjustments resulting from changes in estimated profit on contracts were $(6.0) million and nil for the three months ended June 30, 2023 and 2022, respectively. The cumulative catch-up adjustments resulting from changes in estimated profit on contracts were $(3.8) million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The balance of estimated contract losses for work that had not yet been completed totaled $12.2 million and $15.0 million as of June 30, 2023 and December 31, 2022, respectively.
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of June 30, 2023 was $6.8 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months, which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.
Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that the Company has billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of June 30, 2023 and December 31, 2022 were $17.0 million and $14.6 million, respectively, and were included in other current assets. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of June 30, 2023 and December 31, 2022 were $1.2 million and $0.7 million, respectively, and were included in other assets.
Contract liabilities relate to amounts invoiced or consideration received from customers, typically for the Company’s CSS contracts, in advance of the Company’s satisfaction of the associated performance obligation. Such contract liabilities are

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recognized as revenue when the performance obligation is satisfied. Contract liabilities are presented as deferred revenue on the condensed consolidated balance sheets.
Revenue recognized during the three and six months ended June 30, 2023, which was included in the opening contract liability balance as of December 31, 2022, was $1.0 million and $4.2 million, respectively. Revenue recognized during the three and six months ended June 30, 2022, which was included in the opening contract liability balance as of December 31, 2021, was $1.9 million and $4.2 million, respectively.
3.Fair Value
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21,850	$—	$21,850
Restricted cash:
Certificates of deposit	—	18,472	18,472
Short-term investments	—	49,824	49,824
Total assets measured at fair value	$21,850	$68,296	$90,146

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,614	$—	$—	$66,614
Restricted cash:
Certificates of deposit	—	18,308	—	18,308
Short-term investments	—	102,284	—	102,284
Total assets measured at fair value	$66,614	$120,592	$—	$187,206

Sponsor earn-out liability	$—	$—	$506	$506
Private warrants liability	—	—	7	7
Total liabilities measured at fair value	$—	$—	$513	$513
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-out Liability	Private Warrants
Balance as of December 31, 2022	$506	$7
Change in fair value	(506)	(7)
Balance as of June 30, 2023	$—	$—
Sponsor Earn-out Shares, as defined below, and the Company’s privately placed warrants (“Private Warrants”) are subject to remeasurement to fair value at each balance sheet date. Changes in fair value as a result of the remeasurement are recognized in gain on fair value change, net in the condensed consolidated statements of comprehensive loss. The following table summarizes the gain on fair value change, net (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sponsor Earn-out Liability	$(6)	$(1,846)	$(506)	$(6,139)
Private Warrants	—	(58)	(7)	(146)
Gain on fair value change, net	$(6)	$(1,904)	$(513)	$(6,285)
Valuation of Sponsor Earn-Out Liability
In conjunction with the Company’s merger completed on March 8, 2021, CF Finance Holdings II, LLC (the “Sponsor”) subjected 82,835 shares (the “Sponsor Earn-Out Shares”) to vesting and potential forfeiture (and related transfer restrictions) based on a five year post-closing earnout, with (a) 50% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $750.00 for 5 out of any 10 trading days, (b) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $900.00 for 5 out of any 10 trading days and (c) 25% of the Sponsor Earn-Out Shares being released if the stock price of the Company exceeds $1,200.00 for 5 out of any 10 trading days, in each case, subject to early release for a sale, change of control or going private transaction or delisting after March 8, 2021 (collectively, the “Earn-Out Triggering Events”).
The estimated fair value of the Sponsor Earn-Out Shares of $0.0 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, was determined using a Monte Carlo simulation valuation model using the following assumptions:

	June 30, 2023	December 31, 2022
Stock price	$7.26	$57.90
Expected volatility	64.25%	69.25%
Risk free rate	4.61%	4.22%
Expected term (in years)	2.7	3.2
Expected dividends	0%	0%
Current stock price: The stock price was based on the closing price as of the valuation date.
Expected volatility: The volatility rate was determined using a Monte Carlo simulation to estimate the implied volatility of the Company’s publicly traded warrants (“Public Warrants”).
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
Valuation of Private Warrants
The estimated fair value of the Private Warrants of $0.0 million as of both June 30, 2023 and December 31, 2022, was determined using the Black-Scholes option-pricing model using the following assumptions:

	June 30, 2023	December 31, 2022
Stock price	$7.26	$57.90
Expected volatility	64.25%	69.25%
Risk free rate	4.72%	4.32%
Expected term (in years)	2.2	2.7
Expected dividends	0%	0%
Other
The carrying amounts of cash equivalents relating to demand deposits and U.S. Treasury bills, accounts receivable, and accounts payable approximates fair value due to the short maturity of these instruments. The carrying amount of long-term trade receivables approximates fair value, which is estimated by discounting expected future cash flows using an average discount rate adjusted for the customer's creditworthiness. Short-term and long-term debt associated with the term loan are carried at amortized cost, which approximates its fair value. The Convertible Notes are carried at amortized cost and their fair value is determined using Level 3 inputs, as discussed further in Note 7.
4.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash	$8,294	$29,244
Cash equivalents	21,850	66,614
Cash and cash equivalents	30,144	95,858
Restricted cash included in prepaid expenses and other current assets	5,325	1,859
Restricted cash	13,147	16,448
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$48,616	$114,165
Short-Term Investments
Short-term investments consisted of the following:

	June 30, 2023
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
U.S. Treasuries	$34,874	$—	$34,874
U.S. Government Agencies	14,950	—	14,950
Total short-term investments	$49,824	$—	$49,824

	December 31, 2022
	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial Paper	$59,684	$—	$59,684
Corporate Notes/Bonds	4,914	—	4,914
U.S. Treasuries	31,804	—	31,804
U.S. Government Agencies	5,882	—	5,882
Total short-term investments	$102,284	$—	$102,284
The Company’s marketable debt securities have contractual maturities of less than one year, are classified as available-for-sale and are stated at fair value on the consolidated balance sheets based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company did not record any unrealized gains or losses or recognize any gains or losses for three and six months ended June 30, 2023 and 2022. The Company also did not recognize any credit-related impairment losses during the three and six months ended June 30, 2023 and 2022 and had no ending allowance for credit losses as of June 30, 2023 and December 31, 2022. The amortized cost and fair value amounts above include accrued interest receivable of $0.2 million and $0.7 million as of June 30, 2023 and December 31, 2022, respectively.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accounts Receivable, Net of Allowances
During the three and six months ended June 30, 2023, the Company recorded a $0.5 million increase in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $1.5 million and $1.1 million as of June 30, 2023 and December 31, 2022, respectively.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $6.6 million and $12.2 million for the six months ended June 30, 2023 and 2022, respectively.
Note Receivable
In June 2021, the Company entered into a promissory note with one of its customers, pursuant to which the customer has drawn an aggregate principal amount of $10.0 million. The promissory note has a maturity date of May 1, 2026. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. The Company recorded a $4.0 million impairment loss on the note receivable during the three and six months ended June 30, 2023, resulting from a change in the assessment of the credit risk for the customer. As of June 30, 2023, $6.0 million related to the note receivable is recorded in other assets on the condensed consolidated balance sheet.
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
The Company regularly reviews its long-lived assets for triggering events or other circumstances that could indicate impairment. As of December 31, 2022, management considered the continued operating losses when combined with the sustained decline in our market capitalization, to be a potential triggering event and therefore performed a quantitative impairment test of our long-lived assets as of December 31, 2022. Based on the results of this test, the Company concluded that the fair value of the asset group was substantially above its carrying value, and no impairment was recorded as of December 31, 2022. As of June 30, 2023, no triggering events or other circumstances were identified. There were no impairments of long-lived assets during the six months ended June 30, 2023.
If the decline in the Company’s market capitalization continues, the Company is unable to obtain additional financing as discussed in Note 1, or the Company identifies other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Warranty accrual (Note 5)	$11,304	$10,236
Contract loss accrual (Note 2)	11,553	12,848
Environmental settlement accrual (Note 6)	450	1,450
Lease liability	4,269	3,949
Subcontractor accrual	7,872	18,435
Other	16,802	25,492
Accrued expenses and other current liabilities	$52,250	$72,410
5.Product Warranties
Changes in warranty liabilities are presented below (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$39,573	$42,256
Accruals for warranties issued	1,086	1,626
Changes to estimates of volume and costs	—	2,004
Settlements made	(2,977)	(6,313)
Ending balance	$37,682	$39,573
Warranty liability, current, beginning balance	$10,236	$8,868
Warranty liability, noncurrent, beginning balance	$29,337	$33,388
Warranty liability, current, ending balance	$11,304	$10,236
Warranty liability, noncurrent, ending balance	$26,377	$29,337
The total warranty liability above included $9.2 million and $8.8 million as of June 30, 2023 and December 31, 2022, respectively, related to the Company' standard assurance warranty.
The total warranty liability above also included $28.5 million and $30.8 million as of June 30, 2023 and December 31, 2022, respectively, related to certain IGUs with a quality issue identified during fiscal year 2019. The quality issue was specific to certain material purchased from one of the Company’s suppliers utilized in the manufacturing of certain IGUs and the Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices.
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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of June 30, 2023 and December 31, 2022, the total value of the standby letters of credit issued by the bank is $14.8 million and $15.7 million, respectively. No amounts have been drawn under the standby letters of credit as of June 30, 2023.
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
The balances of the litigation settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Litigation settlement liability - current	$3,000	$3,000
Litigation settlement liability - non-current	3,155	5,794
Total litigation settlement liability	$6,155	$8,794
In September and August of 2021, the Mississippi Commission on Environmental Quality (“MCEQ”), Desoto County Regional Utility Authority (“DCRUA”) and the City of Olive Branch, Mississippi (“Olive Branch”), each issued notices and orders to the Company with respect to its discharges of water from its Olive Branch facility into the publicly owned treatment works (“POTW”) of DCRUA and Olive Branch without first obtaining a pretreatment permit. In August 2021, a Subpoena to Testify Before a Grand Jury was issued out of the United States District Court for the Northern District of Mississippi (the “Subpoena”) to the Company requiring it to produce to the Environmental Protection Agency (“EPA”) various documents relating to environmental matters at its Olive Branch facility, including but not limited to hazardous waste records, air emissions records, storm water discharges records and wastewater disposal records. The Company has cooperated fully with each such notice, order, and the Subpoena.
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
4.the Company entering a separate civil Agreed Order with MCEQ that required payment of a separate civil penalty of $1.5 million;
5.the Company making a separate community service payment in the amount of $0.5 million to DCRUA, to be used for the sole purpose of expanding wastewater treatment capacity in DeSoto County, Mississippi, within 30 days of entering the Plea Agreement;
6.the Company implementing an environmental management system that conforms to ISO 14001:2015 standards or a similar environmental management system approved by the EPA, which resulted in approximately $0.3 million in consulting and personnel costs;

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.the Company implementing agreed upon wastewater reduction plans, which is expected to result in approximately $5.5 million in capital expenditures to install a wastewater treatment and recycling system, of which $4.7 million has been incurred as of June 30, 2023;
8.the Company obtaining a pretreatment permit from MCEQ, or entering an Agreed Order with MCEQ and operating in compliance with that Agreed Order until a permit can be obtained;
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
The terms of the Plea Agreement are subject to the approval of the United States District Court for the Northern District of Mississippi. On November 7, 2022, the Company finalized an Agreed Order with MCEQ as contemplated by the settlement terms. On November 16 and 17, 2022, Olive Branch and DCRUA, respectively, approved a joint Agreed Order with the Company, consistent with the settlement terms. The Company continues to coordinate with MCEQ and the local authorities with respect to the obligations contemplated by the settlement terms, including obtaining a pretreatment permit from the Mississippi Environmental Quality Permit Board, which has not been granted as of the date of this Quarterly Report on Form 10-Q.
The Company previously recognized the $5.0 million of penalties it expects to incur in conjunction with this environmental settlement over the next three years.
The balances of the environmental settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Environmental settlement liability - current	$450	$1,450
Environmental settlement liability - non-current	3,000	3,000
Total environmental settlement liability	$3,450	$4,450
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
Securities Litigation
On August 18, 2021, plaintiff Asif Mehedi filed a putative securities class action in the United States District Court for the Northern District of California (Mehedi v. View, Inc. f/k/a CF Finance Acquisition Corp. II et al. (No. 5:21CV06374, N.D. Cal.)) alleging violations of the federal securities laws by the Company, Rao Mulpuri, and Vidul Prakash. On February 8, 2022, the Court appointed Stadium Capital LLC (“Stadium Capital”) lead plaintiff and denied the competing motion of Sweta

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sonthalia. The Ninth Circuit Court of Appeals denied Ms. Sonthalia’s petition for a writ of mandamus to vacate the lead plaintiff order.
On July 15, 2022, Stadium Capital filed an amended complaint against View, Mulpuri, and Prakash; certain current and former View board members; Cantor Fitzgerald & Co. and related entities; officers and board members of CF Finance Acquisition Corp. II (“CF II”); and PricewaterhouseCoopers LLP. The action was brought on behalf of a putative class consisting of (i) all persons or entities who purchased or otherwise acquired View and/or CF II securities between November 30, 2020 and May 10, 2022, inclusive; (ii) all persons or entities who were holders of CF II Class A common stock as of the January 27, 2021 record date that were entitled to vote to approve the merger between View and CF II; and (iii) all persons or entities who purchased or otherwise acquired View securities pursuant or traceable to the Form S-4 Registration Statement filed by CF II on December 23, 2020. The amended complaint asserted claims under Sections 10(b) (and Rule 10b-5 thereunder), 14(a) (and Rule 14a-9 thereunder), and 20(a) of the Securities Exchange Act and Sections 11, 12, and 15 of the Securities Act.
The amended complaint alleged that certain defendants failed to disclose to investors that the Company’s warranty-related obligations and associated cost of revenue were materially false and misleading because they excluded expenses the Company incurred and expected to incur due to significant quality issues. The amended complaint alleged that certain defendants’ positive statements about the Company were false and materially misleading as a result, and that such statements caused the price of the Company’s stock to be inflated. The amended complaint alleged that class members were damaged when the price of the Company’s stock declined on the trading day following (1) August 16, 2021, when the Company announced an independent investigation concerning the adequacy of the Company’s previously disclosed warranty accrual, and (2) May 10, 2022, when the Company stated that management anticipated that it would be disclosing substantial doubt about the Company’s ability to continue as a going concern and that the Company’s cash position was $200.5 million at the end of Q1 2022. The amended complaint sought unspecified compensatory damages and costs, including attorneys’ fees.
Defendants filed motions to dismiss on October 6, 2022. The motions were heard by the court on April 20, 2023. On May 20, 2023, the court issued a written order granting the motions to dismiss with leave to amend. Any amended complaint must be filed by August 21, 2023.
Given the possibility that the plaintiff may amend its complaint, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2023.
Derivative Litigation
On December 6, 2021, a purported Company shareholder, Matthew Jacobson, filed a verified stockholder derivative complaint (nominally on behalf of the Company) against Rao Mulpuri, Nigel Gormly, Harold Hughes, Tom Leppert, Toby Cosgrove, Lisa Picard, Julie Larson-Green, and Vidul Prakash (Jacobson v. Mulpuri, et al. (No. 1:21CV01719, D. Del.)). On May 24, 2022, plaintiff and purported Company shareholder Anil Damidi filed a verified stockholder derivative complaint (nominally on behalf of the Company) against the same defendants as in the Jacobson complaint: Mr. Mulpuri, Mr. Gormly, Mr. Hughes, Mr. Leppert, Mr. Cosgrove, Ms. Picard, Ms. Larson-Green, and Mr. Prakash. On July 26, 2022, plaintiff and purported Company stockholder James Monteleone filed a verified stockholder derivative complaint (nominally on behalf of the Company) against the same defendants as in the Jacobson and Damidi complaints: Mr. Mulpuri, Mr. Gormly, Mr. Hughes, Mr. Leppert, Mr. Cosgrove, Ms. Picard, Ms. Larson-Green, and Mr. Prakash.
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
The stipulation deems the Damidi complaint to be the operative complaint in the consolidated case until any amended complaint is filed. The Damidi complaint asserts claims for violation of Sections 10(b) and 21D of the Exchange Act, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, and waste of corporate assets. The Damidi complaint seeks unspecified money damages, restitution, punitive damages, and costs (including attorneys’ fees and accountants’ and experts’ fees, costs, and expenses). The Damidi complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in investigations and lawsuits.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 9, 2023, plaintiff and purported Company shareholder Alexandre Roberts filed a verified stockholder derivative complaint (nominally on behalf of the Company) against Rao Mulpuri, Vidul Prakash, Toby Cosgrove, Lisa Picard, and Nigel Gormly (Roberts v. Mulpuri, et al. (No. 5:23-cv-02248, N.D. Cal.)). The complaint asserts claims for breach of fiduciary duty, unjust enrichment, waste of corporate assets, and contribution under Section 10(b) and/or Section 20(a) of the Exchange Act. The complaint seeks unspecified money damages, restitution, punitive damages, and costs (including attorneys’ fees and experts’ fees, costs, and expenses). The Roberts complaint alleges that the defendants failed to prevent the Company from making false statements regarding the Company’s business results and prospects and that the Company has been harmed by incurring legal fees and potential liability in lawsuits.
On August 1, 2023, the judge in the Mehedi case ordered that the Roberts case should be related to the Mehedi case and ordered that the Roberts case should be reassigned to the Mehedi judge.
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of June 30, 2023.
Government Investigations
On November 9, 2021, the Company announced that it had voluntarily reported to the SEC that the audit committee of the Company’s board of directors was conducting an independent, internal investigation into the adequacy of the Company’s previously reported warranty accrual. In January 2022, the Company was informed that the SEC was conducting a formal investigation of this matter. In June 2022, the U.S. Attorney’s Office for the Southern District of New York requested information related to this matter. The Company cooperated with the SEC’s investigation and the U.S. Attorney’s information request. On July 3, 2023, the SEC announced a settlement with the Company resolving the previously disclosed investigation arising from the Company’s restated warranty-related accruals in its financial statements. In light of the Company’s self-reporting, prompt remediation and cooperation, the SEC determined not to impose a civil penalty on the Company and there are no ongoing undertakings in connection with the settlement.
7.Debt
Debt outstanding consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Convertible Notes, net of debt issuance costs	$196,586	$206,347
Term loan	13,960	13,960
Total debt	210,546	220,307
Debt, current	2,205	1,470
Debt, non-current	$208,341	$218,837
Principal payments on all debt outstanding as of June 30, 2023 are estimated as follows (in thousands):

Year Ending December 31,	Total
2023 (remaining six months)	$1,470
2024	1,470
2025	1,470
2026	1,470
2027	198,055
Thereafter	6,611
Total	$210,546

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Convertible Notes
The following tables present the Company’s convertible debt outstanding (in thousands):

	June 30, 2023
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$201,607	$(5,021)	$196,586	$105,885

	December 31, 2022
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$212,308	$(5,961)	$206,347	$199,163
The following table presents the Company’s interest expense related to convertible debt (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$4,536	$—	$8,873	$—
Amortization of debt discount and issuance costs	298	—	424	—
Total interest expense	$4,834	$—	$9,297	$—
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
The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate was 12.46106 shares per $1,000.00 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $80.25 per share.
The Convertible Notes will be convertible at the option of the holders at any time until the close of business on the second scheduled trading day immediately preceding the maturity date of the Convertible Notes. In connection with the issuance of the Convertible Notes, the Company entered into letter agreements with certain Purchasers (the “Blocker Agreements”). The Blocker Agreements provide, among other things, that the Convertible Notes held by the entities affiliated with certain holders (each, a “Blocker Party”), shall not be converted to the extent that such conversion would cause a Blocker Party to beneficially own more than a specified threshold percentage (as may be increased or decreased by the applicable Blocker Party upon 61 days’ written notice) of the Class A common stock, par value $0.0001 per share, of the Company outstanding immediately following such conversion.
The Company may redeem the Convertible Notes in whole or in part, at its option, on or after October 1, 2025, and prior to the 41st scheduled trading day immediately preceding the maturity date, for cash at the applicable redemption price if the last reported sale price of the Company’s common stock has been at least 150% of the conversion price then in effect for at least 20

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the applicable redemption notice. The redemption price will be equal to the aggregate principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, a holder may elect to convert its Convertible Notes during any such redemption period, in which case the applicable conversion rate may be increased in certain circumstances if the Convertible Notes are converted after they are called for redemption.
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
As of June 30, 2023, the effective interest rate on the Convertible Notes was 9.80%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method. During the six months ended June 30, 2023, the Company elected the PIK Interest option and accrued interest of $7.3 million was added to the principal balance of the Convertible Notes.
On January 12, 2023, holders of $18.0 million in aggregate principal amount of the Convertible Notes exercised their right to convert their Convertible Notes into shares at the conversion price of $64.20 per share. As a result, the Company issued 280,373 shares of its Class A common stock, par value $0.0001 per share.
Term Loan
On November 22, 2010, the Company entered into a debt arrangement with a lender, in an amount of $40.0 million (the “Term Loan”), for the purpose of financing equipment and tenant improvements at its manufacturing facility in Olive Branch, Mississippi. Pursuant to the original terms, the loan provides for interest-free debt to be repaid in semi-annual payments due on June 30 and December 31 each year. The loan was originally being paid over 24 semi-annual installments through June 30, 2024.
On October 22, 2020, the Company entered into an amended and restated debt arrangement with the lender. The amended and restated debt arrangement temporarily suspended the payments. Starting June 30, 2022, the Company is required to make semi-annual payments of $0.7 million due on June 30 and December 31 each year through June 30, 2032.
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of June 30, 2023, the Company was in compliance with these covenants.
8.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of June 30, 2023, the Company had 4,032,626 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2023, no shares of View, Inc. Preferred Stock were issued and outstanding.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Share Settlement of Equity Awards
During the three months ended June 30, 2023, the Company withheld 13,423 shares with a fair value of $0.3 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. During the six months ended June 30, 2023, the Company withheld 35,354 shares with a fair value of $1.3 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. No restricted share units vested during the three and six months ended June 30, 2022. Shares withheld in satisfaction of tax withholding obligations are retired upon repurchase and returned to the unissued authorized capital of the Company. As of June 30, 2023, no shares of Treasury Stock were issued and outstanding.
Convertible Note Conversion
As discussed in Note 7, on January 12, 2023, holders of $18.0 million in aggregate principal amount of the Convertible Notes exercised their right to convert their Convertible Notes into shares at the conversion price of $64.20 per share. As a result, the Company issued 280,373 shares of its Class A common stock, par value $0.0001 per share. No holders of the Convertible Notes exercised their right to convert their Convertible Notes into shares during the three months ended June 30, 2023.
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
Common Stock Purchase Agreement
On August 8, 2022, the Company entered into Purchase Agreements with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option, to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements. As of June 30, 2023, the Investors have purchased zero View Shares under the Purchase Agreements.
Sales of View Shares under the Purchase Agreements, and the timing of any sales, will be determined by the Company from time to time at its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company regarding the use of proceeds from such sales. The net proceeds from any sales under the Purchase Agreements will depend on the frequency with, and prices at which View Shares are sold to the Investors. The Company expects to use the proceeds from any sales under the Purchase Agreements for working capital and general corporate purposes.
Upon the initial satisfaction of the conditions to the Investors’ obligations to purchase View Shares set forth in the Purchase Agreements (the “Commencement”), including that a registration statement (the “Resale Registration Statement”) registering the resale of View Shares under the Securities Act, is declared effective by the SEC and the Investors are permitted to utilize the prospectus therein to resell all of the View Shares included in such prospectus, the Company will have the right, but not the obligation, from time to time at its sole discretion until the earliest of (i) the first day of the month next following the date that is 36-months after the effective date of the Resale Registration Statement, (ii) the date on which the Investors shall have purchased, in the aggregate, $100.0 million worth of View Shares pursuant to the Purchase Agreements, (iii) the date on which the Company’s common stock shall have failed to be listed or quoted on The Nasdaq Global Market or an alternative market and (iv) the date on which the Company commences a voluntary bankruptcy case or any person commences a proceeding against the Company, a custodian is appointed for the Company or for all or substantially all of its property or the Company makes a general assignment for the benefit of its creditors, to direct the Investors to purchase View Shares as set forth in the Purchase Agreements, by delivering written notice to Cantor or Yorkville prior to 9:00 AM, Eastern Time, on any trading day, subject to maximum amount as set forth in the Purchase Agreements for each such trading day. The purchase price of View Shares that the Company elects to sell pursuant to the Purchase Agreements will be 97% of the volume weighted average price of the Company’s common stock during the applicable purchase date, subject to adjustment if the Company delivers a purchase notice for a purchase in excess of 20% of the total volume of the Company’s common stock traded during the applicable purchase period.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On the date of the Commencement, the Company will issue to Cantor shares of the Company’s common stock with a value of $1.3 million (the “Commitment Fee”) as of the trading day prior to the filing of the Resale Registration Statement as consideration for its irrevocable commitment to purchase View Shares upon the terms and subject to the satisfaction of the conditions set forth in its respective Purchase Agreement. In addition, pursuant to the Purchase Agreements, the Company agreed to reimburse Cantor for certain of its expenses. The Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company has agreed to register the resale of View Shares and the shares constituting the Commitment Fee. The Purchase Agreements and the Registration Rights Agreement contain customary representations, warranties, conditions, and indemnification obligations by each party. The Purchase Agreements also provide that the representations and warranties of the Company (a) that are not qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct in all material respects as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct in all material respects as of such other date, and (b) that are qualified by “materiality” or “Material Adverse Effect” (as defined in the Purchase Agreements) must be true and correct as of the date of the Commencement, except to the extent such representations and warranties are as of another date, in which case such representations and warranties must be true and correct as of such other date. The Purchase Agreements also provide that the representations and warranties of the Company must be true and correct as described in (a) and (b) above as of a date within three trading days following each time the Company files (i) an Annual Report on Form 10-K and certain Annual Reports on Form 10-K/A, (ii) a Quarterly Report on Form 10-Q, (iii) certain Current Reports on Form 8-K containing amended financial information and (iv) the Resale Registration Statement, any New Registration Statement (as defined in the Purchase Agreements) or any supplement or post-effective amendment thereto, subject to certain exceptions and in any event not more than once per calendar quarter. The representations, warranties and covenants contained in the Purchase Agreements and the Registration Rights Agreement were made only for purposes of the Purchase Agreements and the Registration Rights Agreement and as of specific dates, are solely for the benefit of the parties to such agreements and are subject to certain important limitations.
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
9.Stock Warrants
Public and Private Warrants
Each of the Company’s Public and Private Warrants entitles the holder to purchase one share of the Company’s common stock at a price of $690.00 per share, subject to adjustments. The Warrants became exercisable on August 26, 2021. The Public Warrants and Private Warrants will expire five years after March 8, 2021 and five years after August 26, 2020, respectively.
As of June 30, 2023, there were 6,111 Private Warrants and 277,777 Public Warrants outstanding, and no Warrants had been exercised.
Strategic Agreement & RXR Warrant Agreements
On October 25, 2022, the Company appointed RXR FP Services LLC (“RXR FP”) to render strategic planning and consulting services to the Company and issued warrants to RXR FP (the “RXR Warrants”) to purchase, in the aggregate, 158,518 shares of the Company’s common stock. The RXR Warrants will expire ten years after October 25, 2022.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A portion of the RXR Warrants is accounted for as consideration payable to a customer and a portion of the RXR Warrants is accounted for as non-employee stock compensation. The total grant date fair value of the RXR Warrants was $9.2 million, which was accounted for as an upfront payment to RXR FP as their right to receive the RXR Warrants was not contingent on satisfying any vesting conditions. The Company allocated the grant date fair value between consideration payable to a customer and non-employee stock compensation based on the estimated relative fair value of services to be provided by RXR FP. The portion of the RXR Warrants allocated as consideration payable to a customer is accounted for as a reduction to the contract price for contracts with RXR Realty and therefore a reduction to revenue on such contracts. The portion of the RXR Warrants allocated as non-employee stock compensation is accounted for as marketing expense and expensed as incurred. As of June 30, 2023, there were 158,518 RXR Warrants outstanding, and no RXR Warrants had been exercised.
Other Warrants
The Company previously issued common stock warrants to various service providers, lenders, investors, at various points in time (the “Legacy Warrants”) that are exercisable at various exercise prices and expire at various points in time. During the three months ended June 30, 2023, none of the Legacy Warrants expired. During the six months ended June 30, 2023, 3,471 of the Legacy Warrants expired.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 16,666 common stock warrants to the seller (the “WorxWell Warrants”). As of June 30, 2023, no WorxWell Warrants had been exercised.
The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants June 30, 2023	Number of Warrants December 31, 2022	Exercise Price Per Warrant	Expiry Date
August 2010 - June 2011	Common stock	—	774	$929.40	March 2023
August 2011 - January 2012	Common stock	—	887	1,126.80	March 2023
August 2012	Common stock	—	756	1,296.00	March 2023
December 2013	Common stock	—	1,054	1,554.60	March 2023
April 2016 - November 2018	Common stock	18,923	18,293	1,135.80	Through November 2028
March 2017	Common stock	30,823	30,823	774.60	March 2027
March 2014	Common stock	38	38	568.20	August 2023
December 2018	Common stock	415	415	542.40	December 2028
August 2020	Common stock (Private Warrants)	6,111	6,111	690.00	Through March 2026
August 2020	Common stock (Public Warrants)	277,777	277,777	690.00	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	16,666	16,666	600.00	December 2031
October 2022	Common stock (in connection with the Strategic Agreement with RXR FP)	158,518	158,518	$0.60	October 2032
	Total stock warrants	509,271	512,112
10.Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on March 8, 2021, under which 977,198 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of June 30, 2023, the Company had 158,367 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Options
The Company assumed approximately 410,955 options outstanding under a previous equity incentive plan under the 2021 Plan. In addition, on March 8, 2021, the Company granted 83,333 options to purchase Class A common stock of the Company (the “Officer Options”) to View’s executive officers. The Officer Options time vest over a four-year period with 25% to vest on the twelve-month anniversary of their grant date of March 8, 2021 and the remaining 75% to vest on a monthly basis over the following thirty-six months. No other options have been granted under the 2021 Plan.
The following table summarizes the activity under the 2021 Plan for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2022	400	$567.23	6.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(11)	593.38
Outstanding as of June 30, 2023	390	$566.28	5.6	$—
Options vested and expected to vest as of June 30, 2023	390	$566.29	5.6	$—
Exercisable as of June 30, 2023	364	$564.21	5.4	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of June 30, 2023 and December 31, 2022 was $7.26 and $57.90 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been exercised under this plan in the six months ended June 30, 2023 and 2022. The total grant date fair value of stock options vested was $2.7 million and $16.2 million during the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $6.4 million and is expected to be recognized over a weighted-average remaining service period of 1.6 years.
RSUs
2021 Officer RSUs
On March 8, 2021, the Company granted 208,333 RSUs (the “2021 Officer RSUs”) for shares of Class A Common Stock of the Company to View’s executive officers. The 2021 Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of their grant date of March 8, 2021 and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the 2021 Officer RSUs granted to each executive officer will only vest if the share price hurdle of $900.00 is achieved and the remaining 50% of such 2021 Officer RSUs will vest if the share price hurdle of $1,200.00 is achieved.
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
The Company accounted for the Amendment as a modification of the original awards. At the modification date, the Company calculated the incremental compensation cost of $22.5 million as the excess of the fair value of the modified awards over the fair value of the original awards immediately before the modification. For awards that were vested as of the modification date, the Company recognized $7.9 million of the incremental compensation cost immediately as of the modification date. For awards that were unvested as of the modification date, the sum of the remaining $14.6 million of the incremental compensation cost and the remaining unrecognized compensation cost of $21.2 million for the original awards on the modification date has

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

been and will continue to be recognized over the remaining requisite service period of 2.6 years from the modification date. The 2021 Officer RSUs have been included within the disclosures below for the outstanding RSUs under the 2021 Plan.
Other RSUs
The Company has also issued approximately 259,504 RSUs to its employees, directors, and officers (“Others RSUs”) under the 2021 Plan, which vest upon the achievement of specific time-based measures. The fair value for Other RSUs is calculated based on the stock price on the grant date and expensed ratably over the requisite service period, which ranges between one and four years.
The following table summarizes the activities for the outstanding RSUs under the 2021 Plan during the six months ended June 30, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value [1]
Outstanding as of December 31, 2022	254	$240.00
Granted	106	32.89
Vested	(97)	162.67
Canceled	(24)	71.27
Outstanding as of June 30, 2023	240	$196.30
The total grant date fair value of RSUs vested was $15.7 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $29.6 million and is expected to be recognized over a weighted-average remaining service period of 2.2 years.
To the extent that the actual forfeiture rate is different than what the Company has anticipated, stock-based compensation related to these awards will be different from expectations.
CEO Incentive Plan
On March 8, 2021, the Company granted the CEO an option award (the “CEO Option Award”) to purchase Class A common stock of the Company at an exercise price of $600.00 per share (the CEO Incentive Plan”), which vests and becomes exercisable upon satisfaction of the performance conditions set forth in the table below, contingent upon the CEO’s continued employment with the Company on each such vesting date.

Tranche	Option Shares (#)	Average 60-day Trading Price per Share of the Entity ($)
1	41,666	$1,200.00
2	41,666	1,800.00
3	41,666	2,400.00
4	41,666	3,000.00
5	41,666	3,600.00
6	41,666	4,200.00
7	41,666	4,800.00
8	41,666	5,400.00
9	41,666	6,000.00
10	41,666	$6,600.00
As of June 30, 2023, total outstanding stock options under the CEO Incentive Plan was 416,660 shares with a grant date exercise price per share of $600.00 and remaining contractual term of 7.7 years. As of June 30, 2023, the CEO Option Award had no intrinsic value. No other options have been granted under the CEO Incentive Plan.
As of June 30, 2023, total unrecognized compensation cost related to options under the CEO Incentive Plan, net of estimated forfeitures, was $45.1 million and is expected to be recognized over a weighted-average remaining service period of 3.3 years.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Valuation of Stock-Awards
No options were issued under the 2021 Plan or the CEO Incentive Plan in the six months ended June 30, 2023 and 2022. The grant date fair value for Other RSUs issued under the 2021 Plan in the six months ended June 30, 2023 was calculated using the closing sale price of the Company’s Class A common stock on the grant date.
Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$309	$345	$723	$708
Research and development	1,020	1,486	2,194	1,555
Selling, general, and administrative	9,431	16,310	19,035	33,346
Total	$10,760	$18,141	$21,952	$35,609
11.Restructuring
In March 2023, the Company announced a restructuring plan to reduce structural costs, including its workforce. As a result of the restructuring plan, the Company recorded $4.2 million in restructuring costs during the three months ended March 31, 2023 for employee severance and other costs for employees impacted by the plan. Further, the Company recorded $1.3 million in restructuring costs during the three months ended June 30, 2023 primarily related to the relocation of certain long-lived assets associated with the Company’s R&D equipment from its headquarters in Milpitas, California to its manufacturing facility in Olive Branch, Mississippi. The Company expects to incur additional restructuring costs associated with the plan to relocate such R&D equipment. No other restructuring charges were incurred during the six months ended June 30, 2023.
As of March 31, 2023, there were $4.2 million in restructuring cost related liabilities recorded in accrued compensation. $2.9 million of the accrued restructuring costs related to compensation were paid during the second quarter of 2023 and $0.1 million in additional restructuring costs associated with the relocation of assets were accrued as of June 30, 2023. As such, the total ending liability related to restructuring costs was $1.4 million as of June 30, 2023.
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
For the three and six months ended June 30, 2023 and 2022, the Company’s income tax expense was immaterial.
As the Company’s U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the six months ended June 30, 2023, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and six months ended June 30, 2023 is due primarily to income taxes for foreign operations.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three and six months ended June 30, 2023, there have been no changes in the estimated uncertain tax benefits.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(56,360)	$(82,886)	$(123,649)	$(165,258)
Weighted-average shares outstanding, basic and diluted	3,994,813	3,570,886	3,966,316	3,570,711
Net loss per share, basic and diluted	$(14.11)	$(23.21)	$(31.17)	$(46.28)
For the three and six months ended June 30, 2023, common stock equivalents consisted of stock options, restricted stock units, warrants, and the Convertible Notes. For the three and six months ended June 30, 2022, common stock equivalents consisted of stock options, restricted stock units, and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Stock options to purchase common stock	389,634	412,838
Unvested restricted stock units	239,578	—
Warrants to purchase common stock	456,433	355,085
Convertible Notes (on an as-converted basis)	1,533,650	—
Total	2,619,295	767,923
The 82,835 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of June 30, 2023.
The common stock equivalents subject to the CEO Option Award are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of June 30, 2023 and 2022, the thresholds for the CEO Option Award have not been achieved, and 416,660 stock options for the CEO Option Award are outstanding.
Prior to the Amendment described further in Note 10, the common stock equivalents subject to the 2021 Officer RSUs were excluded from the anti-dilutive table, as the underlying shares were contingently issuable since the share price of the Company had not exceeded the specified thresholds. As of June 30, 2022, the thresholds for the 2021 Officer RSUs had not been achieved, and 180,000 RSUs of the 2021 Officer RSUs were outstanding. As of June 30, 2023, due to the Amendment, the underlying shares are no longer contingently issuable and 78,750 unvested 2021 Officer RSUs are included in the anti-dilutive table.
14.Related Party Transactions
The Purchasers of the Convertible Notes include affiliates of RXR FP, a party with which the Company has an existing commercial relationship and with which it has engaged in and continues to engage in corporate transactions. The Chairman and CEO of RXR FP joined the Company’s board of directors in November 2022. As such, RXR FP was identified as a related party during fiscal year 2022.
Convertible Notes, net of debt issuance costs, outstanding to RXR FP (the “RXR Notes”) as of June 30, 2023 and December 31, 2022 totaled $113.6 million and $109.0 million, respectively. Interest of $2.6 million and $2.0 million associated with the RXR Notes was accrued within other liabilities on the Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, respectively. The Company incurred $2.8 million and $5.4 million interest expense, inclusive of the amortization of debt issuance costs, on the RXR Notes during the three and six months ended June 30, 2023, respectively. No interest expense was incurred on the RXR Notes during the three and six months ended June 30, 2022, as the RXR Notes were issued in October 2022.
The Company recognized revenue from RXR FP, or an agent acting on behalf of RXR FP, of $4.0 million and $1.8 million during the three months ended June 30, 2023 and 2022, respectively. The Company recognized revenue from RXR FP, or an

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

agent acting on behalf of RXR FP, of $7.4 million and $3.5 million during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company had $1.0 million in deferred revenue, $7.5 million in contract loss accruals, $1.7 million contract assets associated with contracts with RXR FP, $7.4 million accounts receivable due from RXR FP or an agent acting on behalf of RXR FP, and an immaterial amount of accounts payable due to RXR FP as of June 30, 2023. The Company had $4.2 million in deferred revenue, $8.7 million in contract loss accruals, no contract assets associated with contracts with RXR FP, $7.3 million accounts receivable due from RXR FP or an agent acting on behalf of RXR FP, and no accounts payable due to RXR FP as of December 31, 2022. As discussed in Note 9, the Company issued the RXR Warrants to RXR FP on October 25, 2022. Refer to Note 9 for further information on the RXR Warrants.

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
To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View

Smart Building Platform, a new offering beginning in 2021. For the three months ended June 30, 2023 and 2022, our revenue was $28.0 million and $16.3 million, respectively, representing period-over-period growth of 71.8%. For the six months ended June 30, 2023 and 2022, our revenue was $46.4 million and $33.3 million, respectively, representing period-over-period growth of 39.2%.
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
Our growth strategies depend upon our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10-Q, the Company has determined that there is substantial doubt about its ability to continue as a going concern, as the Company believes it has adequate resources to fund its forecasted operating costs and meet its obligations into, but not beyond September 2023. This projection is based on our current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions. To address our cash needs, we are actively seeking additional sources of capital. As there can be no assurance that such necessary financing will be available, we may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
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
Technology Innovation
With more than 1,400 patents and patent filings and over 15 years of research and development experience, we have a history of technological innovation. We have a strong research and development team, including employees with expertise in all aspects of the development process, including materials science, electronics, networking, hardware, software, and human factors research. Since inception, we have made significant investments in research and development and hiring top technical and engineering talent to improve our existing products and develop new products to increase our differentiation in the market. In 2021 and 2020, we introduced a new suite of products to complement our market-leading smart glass and optimize the human experience while making buildings more intelligent. These products are collectively referred to under the umbrella brand name “The Smart Building Cloud”:
•View Net. Our next generation controls, software, and services (“CSS”), a cloud-connected, network infrastructure offering that powers our smart glass products and can incorporate and power other smart building devices from us and other companies. This high bandwidth data and low voltage power network serves as the backbone to an intelligent building platform and provides future-proofing by enabling the addition of new capabilities during a building’s lifetime.
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
As of June 30, 2023, we have invested over $400 million in capital expenditures primarily in our factory. We expect to incur additional factory capital expenditure of up to approximately $90 million in future periods with respect to facility automation and completion of the second production line to support the expected growth in demand for our products. This will require additional financing in order to make these additional investments. We believe our facility, including the second production line, will enable us to achieve economies of scale, meet future demand, and achieve profitability.
Components of Results of Operations
Revenue
View Smart Building Platform
We generate revenue by providing customers with a fully functional Smart Building Platform, a complete interrelated and integrated platform that combines our smart glass IGUs, the fabrication, unitization, and installation of the framing of those IGUs, and installation of the completed smart glass windows and CSS components. We enter into contracts to provide our View Smart Building Platform with our customers, which typically are the owners, tenants or developers of buildings, or the general contractor acting on behalf of our customers.
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
View Smart Building Technologies
View Smart Building Technologies includes a suite of products that can be either integrated into the View Smart Building Platform, added-on to View Smart Glass contracts or sold separately. Our customers are typically the owners or tenants of buildings. Some of our View Smart Building Technologies contracts offer software as a service pricing, which includes the use of our software applications, as a service, typically billed on a monthly or annual basis. The Company’s contracts associated with these products, including implementation, support, and other services, represent a single promise to provide continuous access to its software solutions and their processing capabilities in the form of a service. Revenue on these services is recognized over the contract period.
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
Restructuring Costs
Restructuring costs consist of severance and related costs, as well as costs incurred to relocate certain long-lived assets from our headquarters to our manufacturing facility, which are associated with the restructuring plan discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
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
Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Revenue	$28,034	100.0%	$16,316	100.0%	$46,382	100.0%	$33,328	100.0%
Cost of revenue	41,810	149.1%	39,531	242.3%	82,023	176.8%	80,093	240.3%
Gross loss	(13,776)	(49.1%)	(23,215)	(142.3%)	(35,641)	(76.8%)	(46,765)	(140.3%)
Operating expenses:
Research and development	9,714	34.7%	20,908	128.1%	22,655	48.8%	40,603	121.8%
Selling, general, and administrative	23,511	83.9%	40,755	249.8%	48,911	105.5%	83,714	251.2%
Impairment of note receivable	4,000	14.3%	—	—%	4,000	8.6%	—	—%
Restructuring costs	1,258	4.5%	—	—%	5,507	11.9%	—	—%
Total operating expenses	38,483	137.3%	61,663	377.9%	81,073	174.8%	124,317	373.0%
Loss from operations	(52,259)	(186.4%)	(84,878)	(520.2%)	(116,714)	(251.6%)	(171,082)	(513.3%)
Interest and other expense (income), net:
Interest expense, net	3,970	14.2%	69	0.4%	7,131	15.4%	266	0.8%
Other expense (income), net	119	0.4%	(187)	(1.1%)	281	0.6%	141	0.4%
Gain on fair value change, net	(6)	—%	(1,904)	(11.7%)	(513)	(1.1%)	(6,285)	(18.9%)
Interest and other expense (income), net	4,083	14.6%	(2,022)	(12.4%)	6,899	14.9%	(5,878)	(17.6%)
Loss before provision of income taxes	(56,342)	(201.0%)	(82,856)	(507.8%)	(123,613)	(266.5%)	(165,204)	(495.7%)
Provision for income taxes	18	0.1%	30	0.2%	36	0.1%	54	0.2%
Net and comprehensive loss	$(56,360)	(201.0%)	$(82,886)	(508.0%)	$(123,649)	(266.6%)	$(165,258)	(495.9%)
Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Smart Building Platform	$18,012	$9,055	$8,957	98.9%	$28,656	$18,261	$10,395	56.9%
Percentage of total revenue	64.3%	55.5%			61.8%	54.8%
Smart Glass	7,721	4,306	3,415	79.3%	12,373	9,489	2,884	30.4%
Percentage of total revenue	27.5%	26.4%			26.7%	28.5%
Smart Building Technologies	2,301	2,955	(654)	(22.1%)	5,353	5,578	(225)	(4.0%)
Percentage of total revenue	8.2%	18.1%			11.5%	16.7%
Total	$28,034	$16,316	$11,718	71.8%	$46,382	$33,328	$13,054	39.2%

The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
United States	$25,919	$14,825	$11,094	74.8%	$42,969	$31,109	$11,860	38.1%
Percentage of total revenue	92.5%	90.9%			92.6%	93.3%
Canada	2,115	1,443	672	46.6%	3,413	2,161	1,252	57.9%
Percentage of total revenue	7.5%	8.8%			7.4%	6.5%
Other	—	48	(48)	(100.0%)	—	58	(58)	(100.0%)
Percentage of total revenue	—%	0.3%			—%	0.2%
Total	$28,034	$16,316	$11,718	71.8%	$46,382	$33,328	$13,054	39.2%
Our revenue totaled $28.0 million during the three months ended June 30, 2023, a 71.8% increase from $16.3 million during the three months ended June 30, 2022. Our revenue totaled $46.4 million during the six months ended June 30, 2023, a 39.2% increase from $33.3 million during the six months ended June 30, 2022. The increases during the three and six months ended June 30, 2023 compared to the same periods in the prior year were primarily due to an increase in Smart Building Platform revenues driven by a continued shift in new projects from our Smart Glass offering to this offering, reflective of a continued increase in market awareness of our products, repeat purchases from existing customers indicative of the quality and value of our products, and our shift in focus to the multi-family residential market which continues to experience strong demand. The increase in our Smart Glass revenues is driven by a product mix shift within this offering to our higher priced CSS products, as we have fewer early-stage Smart Glass projects with IGUs in production following the shift to Smart Building Platform.
Costs and Expenses
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Cost of revenue	$41,810	$39,531	$2,279	5.8%	$82,023	$80,093	$1,930	2.4%
Cost of revenue totaled $41.8 million, or 149.1% of net sales during the three months ended June 30, 2023, compared to $39.5 million, or 242.3% of net sales during the three months ended June 30, 2022. Cost of revenue totaled $82.0 million, or 176.8% of net sales during the six months ended June 30, 2023, compared to $80.1 million, or 240.3% of net sales during the six months ended June 30, 2022. The cost of revenue decreases as a percentage of net sales during these periods reflects the benefit of leveraging the minimum operating costs in the factory over higher revenues and favorable product mix across the three major product offerings.
The $2.3 million increase in cost of revenue in absolute dollars during the three months ended June 30, 2023 compared to the same period in the prior year was primarily driven by:
•a $6.0 million increase to estimated costs to complete Smart Building Platform projects,
•$4.8 million of increased to subcontractor costs used for the delivery of the Smart Building Platform product due to revenue increases in this product offering,
•a $1.6 million increase due to the volume increase in Smart Glass revenues, and
•a $1.0 million increase in new contract loss accruals.
These increases were partially offset by:
•a $4.8 million decrease in factory operating costs resulting from cost savings initiatives put in place during late 2022 and the restructuring put in place at the end of the first quarter of 2023,
•$4.7 million of lower levels of inventory impairments for raw materials and produced finished goods that were not sold at period end, and
•$2.2 million of increased usage of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized.
Cost of revenue for the three months ended June 30, 2023 and 2022 each included $0.3 million of stock-based compensation expense.

The $1.9 million increase in cost of revenue in absolute dollars during the six months ended June 30, 2023 compared to the same period in the prior year was primarily driven by:
•a $4.6 million increase to estimated costs to complete View Smart Building Platform projects, and
•$10.2 million of increased subcontractor costs used for the delivery of the Smart Building Platform product due to revenue increases in this product offering.
These increases were partially offset by:
•a $6.9 million decrease in factory operating costs resulting from cost savings initiatives put in place during 2022 and the first half of 2023, and
•$6.3 million of lower levels of inventory impairments for raw materials and produced finished goods that were not sold at period end.
Cost of revenue for the six months ended June 30, 2023 and 2022 included $0.7 million of stock-based compensation expense.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Research and development	$9,714	$20,908	$(11,194)	(53.5%)	$22,655	$40,603	$(17,948)	(44.2%)
Research and development expenses decreased $11.2 million during the three months ended June 30, 2023 compared to the same period in the prior year, primarily related to an approximately $6 million reduction in costs for projects related to our IGU product and manufacturing processes and an approximately $4 million reduction in costs for development and enhancement of Smart Building Technology projects either completed during 2022 or not commercialized as part of planned cost reductions, as well as other cost savings initiatives.
Research and development expenses decreased $17.9 million during the six months ended June 30, 2023 compared to the same period in the prior year, primarily related to an approximately $10 million reduction in costs for projects related to our IGU product and manufacturing processes and an approximately $7 million reduction in costs for development and enhancement of Smart Building Technology projects either completed during 2022 or not commercialized as part of planned cost reductions, as well as other cost savings initiatives.
Research and development expenses for the three months ended June 30, 2023 and 2022 included $1.0 million and $1.5 million of stock-based compensation expense, respectively. Research and development expenses for the six months ended June 30, 2023 and 2022 included $2.2 million and $1.6 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Selling, general and administrative	$23,511	$40,755	$(17,244)	(42.3%)	$48,911	$83,714	$(34,803)	(41.6%)
Selling, general, and administrative expenses decreased $17.2 million during the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to an approximately $7 million decrease in legal and accounting expenses for costs incurred in 2022 related to the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019 and the Quarterly Report on Form 10-Q/A for the three months ended March, 31 2021 and 2020, and other related work, an approximately $7 million decrease in stock-based compensation expense due to higher levels of expense recognized in the prior year due to the required use of an accelerated amortization method, and an approximately $3 million decrease in sales and marketing expenses resulting from cost savings initiatives.
Selling, general, and administrative expenses decreased $34.8 million during the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to an approximately $13 million decrease in legal, consulting and accounting expenses for costs incurred in 2022 related to the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019 and the Quarterly Report on Form 10-Q/A for the three months ended March, 31 2021 and 2020, and other related work, an approximately $14 million decrease in stock-based compensation expense due to higher levels of expense recognized in the prior year due to the required use of an accelerated amortization method, and an approximately $6 million decrease in sales and marketing expenses resulting from cost savings initiatives.
Selling, general, and administrative expenses for the three months ended June 30, 2023 and 2022 included $9.4 million and $16.3 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the six months ended June 30, 2023 and 2022 included $19.0 million and $33.3 million of stock-based compensation expense, respectively.
Restructuring Costs

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Restructuring Costs	$1,258	—	$1,258	100.0%	$5,507	—	$5,507	100.0%
Restructuring costs were $1.3 million during the three months ended June 30, 2023 primarily for the relocation of certain long-lived assets associated with our R&D equipment from our headquarters to our manufacturing facility, or the abandonment of certain other long-lived assets associated with our R&D equipment. Restructuring costs were $5.5 million during the six months ended June 30, 2023 primarily for employee severance and other costs for employees impacted by the March 2023 restructuring plan, along with the long-lived asset relocation costs. No restructuring costs were incurred during the three and six months ended June 30, 2022.
Interest and Other Expense (Income), net

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Interest expense, net	$3,970	$69	$3,901	5,653.6%	$7,131	$266	$6,865	2,580.8%
Other expense (income), net	119	(187)	306	(163.6%)	281	141	140	99.3%
Gain on fair value change, net	$(6)	$(1,904)	$1,898	(99.7%)	$(513)	$(6,285)	$5,772	(91.8%)
Interest Expense, Net
Interest expense, net increased $3.9 million and $6.9 million during the three and six months ended June 30, 2023, compared to the same period in the prior year primarily due interest expense on the Convertible Notes that were issued during the fourth quarter of 2022, partially offset by an increase in interest income related to short-term investments initially purchased during the fourth quarter of 2022.
Other Expense (Income), Net
Other expense (income), net did not fluctuate materially during the three months and six months ended June 30, 2023 compared to the same periods the prior year.
Gain on Fair Value Change, Net
The gain on fair value change, net during the three and six months ended June 30, 2023 and 2022 was primarily related to changes in the fair value of our Sponsor Earn-Out liability.
Provision for Income Taxes
For the three and six months ended June 30, 2023 and 2022, our income tax expense was immaterial.
Liquidity and Capital Resources
As of June 30, 2023, we had $30.1 million in cash and cash equivalents, $49.8 million in short-term investments and $88.6 million in working capital. Our accumulated deficit totaled $2,718.1 million as of June 30, 2023. For the six months ended June 30, 2023, we had a net loss of approximately $123.6 million and negative cash flows from operations of approximately $107.6 million. In addition, for the six months ended June 30, 2022, we had a net loss of approximately $165.3 million and negative cash flows from operations of approximately $153.2 million. We have determined that there is substantial doubt about our ability to continue as a going concern, as we estimate that our available financial resources are adequate to fund our forecasted operating costs and meet our obligations into, but not beyond September 2023. This projection is based on our current expectations regarding revenues, collections, cost structure, current cash burn rate and other operating assumptions. To address its cash needs, we are actively seeking additional sources of capital. As there can be no assurance that such necessary financing will be available, we may execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
While we raised additional financing during 2022, there can be no assurance that the necessary additional financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, such as through the sale of our common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
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
Our total current liabilities as of June 30, 2023 are $83.6 million, including $11.6 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of June 30, 2023 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $0.9 million in operating and finance lease payments and $1.1 million in estimated settlements of warranty liabilities.
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
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2023. The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of the Company’s common stock or a combination thereof, at our election. The initial conversion rate was 12.46106 shares per $1,000.00 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $80.25 per share.
For additional information on the Convertible Notes, refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
Term Loan
As of June 30, 2023, we had $14.0 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of June 30, 2023, $2.2 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $11.8 million has been classified as a long-term liability.

The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of June 30, 2023, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of June 30, 2023, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(107,619)	$(153,248)
Net cash provided by (used in) investing activities	43,860	(13,736)
Net cash used in financing activities	$(1,790)	$(999)
Cash Flows from Operating Activities
Net cash used in operating activities was $107.6 million for the six months ended June 30, 2023. The most significant component of our cash used during this period was a net loss of $123.6 million adjusted for non-cash charges of $22.0 million related to stock-based compensation, $11.0 million related to depreciation and amortization, and $9.3 million related to non-cash interest expense related to the Convertible Notes. This cash outflow was increased further by $32.6 million from changes in operating assets and liabilities, primarily due to a $30.6 million decrease in accrued compensation, expenses and other liabilities, including a $10.6 million reduction in subcontractor accruals associated with the delivery of the Smart Building Platform product, a $7.4 million reduction in general accruals consistent with our cost reduction efforts, a $3.0 million reduction to the litigation settlement liability for a payment made in the first quarter of 2023, a $2.8 million reduction to loss accruals for work performed during fiscal year 2023, a $2.1 million reduction in sales taxes payable due to payment made in 2023, and a $1.9 million reduction in warranty accruals primarily related to settlements during fiscal year 2023. The change in operating assets and liabilities was also related to a $4.6 million increase in other assets primarily related to cash collateral associated with the Company’s surety bonds; offset by a $5.4 million decrease in accounts receivable as a result of timing of revenues and collections.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $43.9 million for the six months ended June 30, 2023, which was primarily due to proceeds from the maturity from short-term investments of $160.1 million, partially offset by purchases of short-term investments of $106.0 million, purchases of property plant and equipment of $7.2 million and cash disbursements under a note receivable of $3.0 million.
Net cash used in investing activities was $13.7 million for the six months ended June 30, 2022, which was due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net used in financing activities was $1.8 million for the six months ended June 30, 2023, which was primarily related to the $1.3 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and debt issuance costs.
Net cash used in financing activities was $1.0 million for the six months ended June 30, 2022, which was related to finance lease and long-term debt payments.
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
During the course of business, our bank issues standby letters of credit on behalf of us to certain vendors and other third parties. As of June 30, 2023 and December 31, 2022, the total value of the standby letters of credit issued by the bank is $14.8 million and $15.7 million, respectively. No amounts have been drawn under the standby letters of credit.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the “Notes to Consolidated Financial Statements” in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, impairment of goodwill, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. We have not made any changes in these critical accounting policies during the first six months of 2023.
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
In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting described below. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Form 10-K for the year ended December 31, 2022, management identified the following material weaknesses in our internal control over financial reporting that continue to exist as of June 30, 2023:
•We did not design or maintain an effective internal control environment that meets our accounting and reporting requirements. Specifically, we did not have a sufficient complement of personnel with an appropriate degree of accounting knowledge and experience to appropriately analyze, record and disclose accounting matters commensurate with our accounting and reporting requirements and lacked related internal controls necessary to satisfy our accounting and financial reporting requirements. Additionally, we did not demonstrate a commitment to integrity and ethical values. These material weaknesses contributed to the following additional material weaknesses: we did not design or maintain effective controls with respect to revenue and receivable and warranty-related obligations.

These material weaknesses in our control environment and in our warranty-related obligations process resulted in the need to restate our consolidated financial statements for the years ended December 31, 2020 and 2019, the unaudited quarterly financial information for the quarter ended March 31, 2021 and the unaudited quarterly financial information for each of the quarters in the year ended December 31, 2020. The material weakness in our revenues and receivable process resulted in adjustments that were not material to our annual or interim financial statements. Additionally, these material weaknesses could result in a misstatement of substantially all of our account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts and Status of Material Weaknesses
•As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we performed a comprehensive review of our existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis. While we hired full time staff for many of these positions during 2022, certain open positions were filled with experienced and competent contractors. Management has concluded that the previously identified competency gap has been filled and the combination of the permanent staff and the interim contractors are fulfilling their roles and responsibilities. However, given the limited time that these positions have been filled during 2022 and the first half of 2023, management has concluded that additional time is needed to demonstrate the ability to consistently perform their roles and responsibilities before determining that the material weakness has been remediated. Management will continue to monitor the performance of the finance function to ensure controls are operating effectively for a sufficient period of time before concluding on remediation.
•Further, management has designed and implemented new control activities in response to our commitment to integrity and ethical values. However, given the limited time that these controls were operating during 2022 and the first half of 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining that the material weakness has been remediated. Management will continue to evaluate the control activities in response to our commitment to integrity and ethical values in the remaining half of 2023 to ensure they have operated effectively for a sufficient period of time before concluding on remediation.
•During the first three quarters of 2022, we designed and implemented new control activities in response to the risk of material misstatement related to warranty-related obligations. While the newly implemented controls were in place and operated effectively as of December 31, 2022, March 31, 2023 and June 30, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
•During 2022, we designed and implemented new control activities in response to the risk of material misstatement related to our revenue and receivable process. While the newly implemented controls were in place and operated as of December 31, 2022, March 31, 2023 and June 30, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended June 30, 2023 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. “Legal Proceedings” of the Company's 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 for additional information.
Item 1A.     Risk Factors
The risk factors below should be read in conjunction with Part I, Item 1A. “Risk Factors” of the Company's 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023, which discusses the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included below and in Part I, Item 1A. “Risk Factors” of the Company's 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
We cannot assure you that the Reverse Stock Split will increase the price of our Class A common stock and have the desired effect of maintaining compliance with Nasdaq.
We expect that the Reverse Stock Split will increase the market price of our Class A common stock so that we are able to maintain compliance with the Nasdaq rules. However, the effect of a reverse stock split on the per share trading price of our Class A common stock cannot be predicted with any certainty, and the outcomes of reverse stock splits for other companies are varied, particularly given that investors may view a reverse stock split as a negative indicator. It is possible that the per share trading price of our Class A common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of our Class A outstanding shares of common stock following the Reverse Stock Split or at all, and the Reverse Stock Split may not result in a per share trading price that will attract investors who do not trade in lower priced stocks. We cannot assure you that following the Reverse Stock Split, our Class A common stock will be more attractive to investors or that we will regain compliance with the $1.00 minimum average closing share price requirement for continued listing on Nasdaq. Following the Reverse Stock Split, the per share trading price of our Class A common stock may decrease due to factors unrelated to the Reverse Stock Split, including our future performance. If the per share trading price of our Class A common stock following the Reverse Stock Split declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split.
The Reverse/Forward Stock Split may decrease the liquidity of our common stock.
The Reverse Stock Split may decrease the liquidity of our Class A common stock and result in higher transaction costs. The liquidity of our Class A common stock may be negatively impacted by the Reverse Stock Split, given the reduced number of shares that are outstanding following the Reverse Stock Split, particularly if the per share trading price does not increase as a result of the Reverse Stock Split. In addition, the Reverse Stock Split will increase the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commission and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, the Company granted an aggregate amount of 4,293 restricted stock units for shares of Class A common stock of the Company to its independent directors (the “Director RSUs”) . On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes, and Tom Leppert, were each granted 461 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, the Company granted RSUs to Mr. Hughes in the amount of 922 units and Mr. Leppert in the amount of 691 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, the Company granted Julie Larson-Green 374 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of June 30, 2023, 2,449 restricted stock units of the Director RSUs have vested.
On March 8, 2021, the Company granted an aggregate amount of 208,333 restricted stock units for shares of Class A common stock of the Company to its executive officers. The 2021 Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of their grant date of March 8, 2021 and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the 2021 Officer RSUs granted to each executive officer will only vest if the share price hurdle of $900.00 is achieved and the remaining 50% of such 2021 Officer RSUs will vest if the share price hurdle of $1,200.00 is achieved. On November 9, 2021, 16,666 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company. On March 8, 2022, 11,666 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation from the Company.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the 2021 Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the 2021 Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any 2021 Officer RSUs that are not time-vested as of the date of the executive’s termination of employment with the Company shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the 2021 Officer RSUs remained in full force and effect. As of June 30, 2023, 101,250 restricted stock units of the 2021 Officer RSUs have vested, and 47,789 restricted stock units were withheld and retired in connection with tax withholding payments made by the Company on behalf of the Officers.
On October 25, 2022, the Company entered into the Investment Agreement, pursuant to which it agreed to sell $200.0 million in aggregate principal amount of the Convertible Notes, with the option to sell an additional $40.0 million Convertible Notes, to the Purchasers (as defined in the indenture governing the Convertible Notes) in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company is selling the Convertible Notes to the Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by the Purchasers in the Investment Agreement. The Company is issuing the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company is relying on this exemption from registration based in part on representations made by RXR FP in the RXR Warrant agreements.
Item 3.     Defaults Upon Senior Securities
None.
Item 4.     Mine Safety Disclosures
None.
Item 5.     Other Information
None.
Item 6.     Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-K, filed with the SEC on March 12, 2021).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of View, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, filed with the SEC on July 27, 2023).

3.3	Amended and Restated Bylaws of View, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on July 22, 2022).

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
Date: August 10, 2023
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)