Form 10-Q
period 2023-09-30
View, Inc.
filed 2023-11-14
CIK 1811856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
As of November 9, 2023, 4,067,035 shares of Class A common stock, par value $0.0001 of the registrant were issued and outstanding.

View, Inc.
Quarterly Report on Form 10-Q

Note Regarding Forward Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the federal securities laws, including safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements are sometimes accompanied by words such as “believe,” “continue,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “predict,” “plan,” “may,” “should,” “will,” “would,” “potential,” “seem,” “seek,” “outlook” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. Forward-looking statements are predictions, projections and other statements about future events that are based on current expectations and assumptions and, as a result, are subject to risks and uncertainties. These statements are based on various assumptions, whether or not identified in this Quarterly Report on Form 10-Q. These forward-looking statements are provided for illustrative purposes only and are not intended to serve as, and must not be relied on by an investor, as a guarantee, an assurance, a prediction or a definitive statement of fact or probability. Actual events and circumstances are difficult or impossible to predict and will differ from assumptions. Many actual events and circumstances are beyond the control of the Company. Many factors could cause actual future events to differ from the forward-looking statements in this Quarterly Report on Form 10-Q. These risks and uncertainties may be amplified by current economic uncertainty, including inflation and rising interest rates. You should carefully consider the factors and the other risks and uncertainties described in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company's 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023. These filings identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Forward-looking statements speak only as of the date they are made. Readers are cautioned not to put undue reliance on forward-looking statements, and the Company assumes no obligation and does not intend to update or revise these forward-looking statements, whether as a result of new information, future events, or otherwise. The Company does not give any assurance that it will achieve its expectations.

PART I. FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)
View, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50,618	$95,858
Short-term investments	—	102,284
Accounts receivable, net of allowances	42,571	42,407
Current contract assets	20,384	14,587
Inventories	16,699	17,373
Short-term restricted cash	14,000	1,859
Prepaid expenses and other current assets	14,560	21,851
Total current assets	158,832	296,219
Property and equipment, net	81,462	262,360
Restricted cash	726	16,448
Right-of-use assets	18,957	18,485
Note receivable	6,000	6,999
Other assets	25,461	18,515
Total assets	$291,438	$619,026
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,232	$21,099
Accrued expenses and other current liabilities	57,209	72,410
Accrued compensation	8,544	9,799
Deferred revenue	11,284	9,199
Total current liabilities	87,269	112,507
Debt, non-current	94,722	109,754
Debt, non-current - related party	113,609	109,083
Sponsor earn-out liability	—	506
Lease liabilities	19,329	19,589
Warranty liability	26,989	29,337
Other liabilities	17,458	17,758
Total liabilities	359,376	398,534
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 4,053,580 and 3,695,598 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,863,177	2,814,912
Accumulated deficit	(2,931,115)	(2,594,420)
Total stockholders’ equity	(67,938)	220,492
Total liabilities and stockholders’ equity	$291,438	$619,026
Share and per share data have been adjusted for all prior periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$26,469	$22,368	$65,427	$52,156
Revenue - related party	11,751	1,394	19,175	4,934
Total revenue	38,220	23,762	84,602	57,090
Cost of revenue	31,481	49,099	105,899	128,959
Cost of revenue - related party	11,092	27	18,697	260
Total cost of revenue	42,573	49,126	124,596	129,219
Gross loss	(4,353)	(25,364)	(39,994)	(72,129)
Operating expenses:
Research and development	8,918	15,554	31,573	56,157
Selling, general, and administrative	25,518	41,174	74,429	124,888
Impairment of long-lived assets (Note 4)	170,300	—	174,300	—
Restructuring costs (Note 11)	(662)	—	4,845	—
Total operating expenses	204,074	56,728	285,147	181,045
Loss from operations	(208,427)	(82,092)	(325,141)	(253,174)
Interest and other expense (income), net:
Interest expense, net	4,399	58	11,530	324
Other expense, net	158	118	439	259
Gain on fair value change, net	—	(226)	(513)	(6,511)
Interest and other expense (income), net	4,557	(50)	11,456	(5,928)
Loss before provision for income taxes	(212,984)	(82,042)	(336,597)	(247,246)
Provision for income taxes	62	23	98	77
Net and comprehensive loss	$(213,046)	$(82,065)	$(336,695)	$(247,323)

Net loss per share, basic and diluted	$(53.06)	$(22.93)	$(84.54)	$(69.21)
Weighted-average shares used in calculation of net loss per share, basic and diluted	4,015,307	3,579,584	3,982,824	3,573,700
Share and per share data have been adjusted for all prior periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	3,696	$—	$2,814,912	$(2,594,420)	$220,492
Vesting of restricted stock units	58	—	—	—	—
Shares withheld related to net share settlement	(22)	—	(1,001)	—	(1,001)
Shares issued upon Convertible Notes conversion	280	—	17,828	—	17,828
Stock-based compensation	—	—	10,962	—	10,962
Net loss	—	—	—	(67,289)	(67,289)
Balances as of March 31, 2023	4,012	$—	$2,842,701	$(2,661,709)	$180,992
Vesting of restricted stock units	34	—	—	—	—
Shares withheld related to net share settlement	(13)	—	(293)	—	(293)
Stock-based compensation	—	—	10,530	—	10,530
Net loss	—	—	—	(56,360)	(56,360)
Balances as of June 30, 2023	4,033	$—	$2,852,938	$(2,718,069)	$134,869
Vesting of restricted stock units	35	—	—	—	—
Shares withheld related to net share settlement	(14)	—	(142)	—	(142)
Stock-based compensation	—	—	10,381	—	10,381
Net loss	—	—	—	(213,046)	(213,046)
Balances as of September 30, 2023	4,054	$—	$2,863,177	$(2,931,115)	$(67,938)

Balances as of December 31, 2021	3,653	$—	$2,736,669	$(2,257,331)	$479,338
Vesting of restricted stock units	1	—	—	—	—
Stock-based compensation	—	—	17,468	—	17,468
Net loss	—	—	—	(82,372)	(82,372)
Balances as of March 31, 2022	3,654	$—	$2,754,137	$(2,339,703)	$414,434
Vesting of restricted stock units	—	—	—	—	—
Stock-based compensation	—	—	18,141	—	18,141
Net loss	—	—	—	(82,886)	(82,886)
Balances as of June 30, 2022	3,654	$—	$2,772,278	$(2,422,589)	$349,689
Vesting of restricted stock units	68	—	—	—	—
Shares withheld related to net share settlement	(31)	—	(3,076)	—	(3,076)
Stock-based compensation	—	—	23,226	—	23,226
Net loss	—	—	—	(82,065)	(82,065)
Balances as of September 30, 2022	3,691	$—	$2,792,428	$(2,504,654)	$287,774
Share and per share data have been adjusted for all prior periods presented to reflect the 60-for-1 reverse stock split effective July 26, 2023.
The accompanying notes are an integral part of these condensed consolidated financial statements.

View, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(336,695)	$(247,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,472	17,797
Gain on fair value change, net	(513)	(6,511)
Stock-based compensation	32,562	58,835
Non-cash interest expense	14,126	—
Impairment of long-lived assets	174,300	—
Other	2,639	1,008
Changes in operating assets and liabilities:
Accounts receivable	(890)	6,693
Inventories	674	(7,585)
Prepaid expenses and other current assets	(1,864)	(11,090)
Other assets	(10,576)	2,616
Accounts payable	(7,131)	(2,803)
Deferred revenue	2,084	(3,783)
Accrued compensation	(1,255)	1,922
Accrued expenses and other liabilities	(23,536)	(13,977)
Net cash used in operating activities	(139,603)	(204,201)
Cash flows from investing activities:
Purchases of property and equipment	$(7,510)	$(14,396)
Purchases of short-term investments	(106,032)	—
Maturities of short-term investments	210,133	—
Disbursement under loan receivable (Note 4)	(3,001)	(5,160)
Net cash provided by (used in) investing activities	93,590	(19,556)
Cash flows from financing activities:
Payment of debt issuance costs (Note 7)	$(228)	$—
Repayment of other debt obligations	(735)	(735)
Payments of obligations under finance leases	(409)	(400)
Taxes paid related to the net share settlement of equity awards (Note 8)	(1,436)	(3,076)
Net cash used in financing activities	(2,808)	(4,211)
Net decrease in cash, cash equivalents, and restricted cash	(48,821)	(227,968)
Cash, cash equivalents, and restricted cash, beginning of period	114,165	297,543
Cash, cash equivalents, and restricted cash, end of period	$65,344	$69,575
Supplemental disclosure of cash flow information:
Cash paid for interest	$155	$55
Non-cash investing and financing activities:
Payables and accrued liabilities related to purchases of property and equipment	$265	$1,569
Right of use assets obtained in exchange for operating lease liabilities	$2,624	$—
Common stock issued upon vesting of restricted stock units	$3,513	$6,651
Common stock issued upon conversion of Convertible Notes	$18,000	$—
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
For the three and nine months ended September 30, 2023 and 2022, there was no difference between net loss and total comprehensive loss.
The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and included herein reflect all adjustments, including normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the Company’s financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and the cash flows for the nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year or any other future interim or annual periods.
All amounts are presented in U.S. dollars ($).
Liquidity and Going Concern
Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $2,931.1 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company had a net loss of approximately $336.7 million and negative cash flows from operations of approximately $139.6 million. In addition, for the nine months ended September 30, 2022, the Company had a net loss of approximately $247.3 million and negative cash flows from operations of approximately $204.2 million. Cash and cash equivalents were $50.6 million as of September 30, 2023.
In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Going Concern, the Company evaluates whether there are certain conditions and events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern. As further detailed below, the Company has concluded that there is substantial doubt about its ability to continue as a going concern as the Company estimates that its existing financial resources are only adequate to fund its forecasted operating costs and meet its obligations into, but not beyond the first quarter of 2024. This projection is based on the Company’s current expectations regarding revenues, collections, cost structure, current cash burn rate, initial net proceeds of approximately $10 million and anticipated additional draws of $37.5 million from the Credit Agreement disclosed further in Note 15, and other operating assumptions. The Company’s ability to make the anticipated additional draws are subject to (i) a cap on the amount of draws that may be requested in any one calendar week of $2 million, (ii) with respect to any draw made after December 31, 2023, delivery of a budget approved by the lenders, (iii) no default or event of default continuing under the Credit Agreement, (iv) the representations and warranties set forth in the Credit Agreement and the related loan documentation being true and correct in all material respects, (v) the use of proceeds of any such draw not being in contravention with the then-

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

current approved budget, (vi) the consummation of certain required post-closing requirements and (vii) liquidity of at least $25 million. If the Company is not able to secure sufficient financing and the audited financial statements for the fiscal year ending December 31, 2023 include a “going concern” qualification, this will result in an event of default under the Credit Agreement. Should an event of default occur, any available borrowings from the Credit Agreement would no longer be available and outstanding indebtedness under the Credit Agreement may become immediately due and payable. To address its cash needs, the Company continues to seek additional sources of capital, although, to date, additional sources of capital have not been identified. As there can be no assurance that such necessary financing will be available, the Company may be required to execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
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
In order to reduce the cash used in operating activities, the Company implemented certain cost savings initiatives in the second half of 2022 and a restructuring plan in March 2023 as further discussed in Note 11, as well as additional restructuring activities in October 2023 as further discussed in Note 15. While these plans are anticipated to reduce cash outflow when compared to prior periods, the Company’s continued existence is dependent upon its ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet its obligations on a timely basis. The Company’s business will require a significant amount of capital investment to execute its long-term business plans.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. Cash and cash equivalents are almost entirely held by domestic financial institutions with high credit standings. Such deposits may, at times, exceed federally insured limits. As of September 30, 2023, the Company has not experienced any losses on its deposits of cash and cash equivalents.
For the nine months ended September 30, 2023, four customers represented greater than 10.0% of total revenue, accounting for 22.8%, 17.1%, 11.6% and 10.9% of total revenue, respectively. For the nine months ended September 30, 2022, two customers represented greater than 10.0% of total revenue, accounting for 16.2% and 15.5% of total revenue, respectively. Three customers accounted for 49.2% of accounts receivable, net as of September 30, 2023, accounting for 26.4%, 12.7% and 10.0%, respectively. Two customers accounted for 27.3% of accounts receivable, net as of December 31, 2022, accounting for 17.3% and 10.0%, respectively. Accounts receivable are stated at the amount the Company expects to collect. The Company generally does not require collateral or other security in support of accounts receivable. To reduce credit risk, management performs ongoing credit evaluations of its customers’ financial condition.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Certain materials used by the Company in the manufacturing of its products are purchased from a limited number of suppliers. Should any such supplier cease to manufacture the products the Company purchases from them or become unable to timely deliver these products in accordance with the Company’s requirements or should such suppliers choose not to do business with the Company, it may be required to locate alternative suppliers in the open market. There can be no assurance that the Company would be able to identify new suppliers with which to do business on terms acceptable to the Company, or at all. For the nine months ended September 30, 2023, each of three suppliers accounted for 23.2%, 21.9%, and 20.5% of total purchases, respectively. For the nine months ended September 30, 2022, each of four suppliers accounted for 26.7%, 12.9%, 11.2%, and 10.1% of total purchases, respectively.
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
The following table summarizes the Company’s revenue by products and services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Products	$37,131	$21,548	$82,640	$52,461
Services	1,089	2,214	1,962	4,629
Total	$38,220	$23,762	$84,602	$57,090
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company's revenue by major product offering (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Smart Building Platform	$25,031	$11,317	$53,688	$29,578
Smart Glass	11,156	10,320	23,529	19,809
Smart Building Technologies	2,033	2,125	7,385	7,703
Total	$38,220	$23,762	$84,602	$57,090
The following table summarizes the Company’s revenue by geographic area, which is based on the shipping addresses of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
United States	$37,500	$21,743	$80,470	$52,852
Canada	720	2,009	4,132	4,170
Other	—	10	—	68
Total	$38,220	$23,762	$84,602	$57,090
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
During the three months ended September 30, 2023 and 2022, the Company recognized a total of $0.2 million and $1.5 million, respectively, for initial contract loss accruals and incurred $5.3 million and $4.2 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual. During the nine months ended September 30, 2023 and 2022, the Company recognized a total of $1.8 million and $4.0 million, respectively, for initial contract loss accruals and incurred $13.5 million and $12.3 million, respectively, of previously accrued losses, which resulted in a decrease to the accrual. The cumulative catch-up adjustments resulting from changes in estimated profit on contracts were nil and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The cumulative catch-up adjustments resulting from changes in estimated profit on contracts were $(3.8) million and $1.4 million for the nine months ended September 30, 2023 and 2022, respectively. The balance of estimated contract losses for work that had not yet been completed totaled $7.1 million and $15.0 million as of September 30, 2023 and December 31, 2022, respectively.
Remaining Performance Obligations
The Company’s IGU contracts are short-term in nature and the practical expedient has been applied. The Company’s performance obligations in CSS contracts are generally short-term in nature, for which the practical expedient has been applied, with the exception of commissioning services, which are provided at the end of a construction project. Revenue for commissioning services performance obligations is not material. The Company’s performance obligations in Smart Building Platform contracts are longer-term in nature, however many of these contracts provide the customer with a right to cancel or terminate for convenience with no substantial penalty. The transaction price allocated to remaining performance obligations for non-cancelable Smart Building Platform contracts as of September 30, 2023 was $6.1 million that the Company expects to recognize as it satisfies the performance obligations over the next 12 to 24 months, which are, among other things, dependent on the construction schedule of the site for which the Company's products and services are provided. The Company’s performance obligations in Smart Building Technologies contracts are generally short-term in nature, for which the practical expedient has been applied.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Contract Assets and Liabilities
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing, where payment is conditional, as well as retainage for amounts that the Company has billed to the customer but are being held for payment by the customer pending satisfactory completion of the project. Current contract assets as of September 30, 2023 and December 31, 2022 were $20.4 million and $14.6 million, respectively. The progress billing schedules for these contracts result in timing differences as compared to the Company’s satisfaction of its performance obligation. Non-current contract assets as of September 30, 2023 and December 31, 2022 were $1.2 million and $0.7 million, respectively, and were included in other assets.
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
Revenue recognized during the three and nine months ended September 30, 2023, which was included in the opening contract liability balance as of December 31, 2022, was $2.1 million and $6.3 million, respectively. Revenue recognized during the three and nine months ended September 30, 2022, which was included in the opening contract liability balance as of December 31, 2021, was $1.3 million and $5.5 million, respectively.
3.Fair Value
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,315	$—	$32,315
Restricted cash:
Certificates of deposit	—	14,726	14,726
Total assets measured at fair value	$32,315	$14,726	$47,041

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$66,614	$—	$—	$66,614
Restricted cash:
Certificates of deposit	—	18,308	—	18,308
Short-term investments	—	102,284	—	102,284
Total assets measured at fair value	$66,614	$120,592	$—	$187,206

Sponsor earn-out liability	$—	$—	$506	$506
Private warrants liability	—	—	7	7
Total liabilities measured at fair value	$—	$—	$513	$513
The following table provides a reconciliation of the beginning and ending balances for the level 3 financial liabilities measured at fair value using significant unobservable inputs (in thousands):

	Sponsor Earn-Out Liability	Private Warrants
Balance as of December 31, 2022	$506	$7
Change in fair value	(506)	(7)
Balance as of September 30, 2023	$—	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sponsor Earn-out Liability	$—	$(225)	$(506)	$(6,364)
Private Warrants	—	(1)	(7)	(147)
Gain on fair value change, net	$—	$(226)	$(513)	$(6,511)
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
The estimated fair value of the Sponsor Earn-Out Shares of $0.0 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, was determined using a Monte Carlo simulation valuation model using the following assumptions:

	September 30, 2023	December 31, 2022
Stock price	$7.51	$57.90
Expected volatility	64.25%	69.25%
Risk free rate	4.90%	4.22%
Expected term (in years)	2.4	3.2
Expected dividends	0%	0%
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
Valuation of Private Warrants
The estimated fair value of the Private Warrants of $0.0 million as of both September 30, 2023 and December 31, 2022, was determined using the Black-Scholes option-pricing model using the following assumptions:

	September 30, 2023	December 31, 2022
Stock price	$7.51	$57.90
Expected volatility	64.25%	69.25%
Risk free rate	5.07%	4.32%
Expected term (in years)	1.9	2.7
Expected dividends	0%	0%
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
4.Other Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents, and restricted cash reported within the accompanying condensed consolidated balance sheets that sum to the total of the same such amounts presented in the accompanying condensed consolidated statements of cash flows consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Cash	$18,303	$29,244
Cash equivalents	32,315	66,614
Cash and cash equivalents	50,618	95,858
Short-term restricted cash	14,000	1,859
Restricted cash	726	16,448
Total cash, cash equivalents, and restricted cash presented in the statements of cash flows	$65,344	$114,165
Short-Term Investments
The Company had no short-term investments as of September 30, 2023. Short-term investments as of December 31, 2022 consisted of the following:

	Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Commercial Paper	$59,684	$—	$59,684
Corporate Notes/Bonds	4,914	—	4,914
U.S. Treasuries	31,804	—	31,804
U.S. Government Agencies	5,882	—	5,882
Total short-term investments	$102,284	$—	$102,284
The Company’s marketable debt securities had contractual maturities of less than one year, were classified as available-for-sale and were stated at fair value on the consolidated balance sheets based upon inputs other than quoted prices in active markets (Level 2 inputs). The Company did not record any unrealized gains or losses or recognize any gains or losses for three and nine months ended September 30, 2023 and 2022. The Company also did not recognize any credit-related impairment losses during the three and nine months ended September 30, 2023 and 2022 and had no ending allowance for credit losses as of September 30, 2023 and December 31, 2022. The amortized cost and fair value amounts above include accrued interest receivable of $0.7 million as of December 31, 2022.
Accounts Receivable, Net of Allowances
During the three and nine months ended September 30, 2023, the Company recorded a $0.7 million increase in the allowance for credit losses. The Company regularly reviews accounts receivable for collectability and establishes or adjusts the allowance for credit losses as necessary using the specific identification method based on the available facts. The allowance for credit losses totaled $1.8 million and $1.1 million as of September 30, 2023 and December 31, 2022, respectively.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or net realizable value. Costs are measured on a first-in, first out basis using standard cost, which approximates actual cost. Net realizable value is the estimated selling price of the

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company’s products in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Inventories are written down to their net realizable value if they have become obsolete, have a cost basis in excess of expected net realizable value, or are in excess of expected demand. Once inventory is written down, its new value is maintained until it is sold, scrapped, or written down for further valuation losses. The valuation of inventories requires the Company to make judgments based on currently available information about the likely method of disposition and current and future product demand relative to the remaining product life. Inventory valuation losses are classified as cost of revenue in the condensed consolidated statements of comprehensive loss. The Company recorded inventory impairments of $8.4 million and $14.2 million for the nine months ended September 30, 2023 and 2022, respectively.
Note Receivable
In June 2021, the Company entered into a promissory note with one of its customers, pursuant to which the customer has drawn an aggregate principal amount of $10.0 million. The promissory note has a maturity date of May 1, 2026. The promissory note bears no interest during the period between the first advance to the customer and the thirty-first month following the first advance, with interest increasing to an annual rate of 3.5% thereafter. The Company recorded a $4.0 million impairment loss on the note receivable during the three months ended June 30, 2023, resulting from a change in the assessment of the credit risk for the customer. No additional impairment loss was recorded during the three months ended September 30, 2023. As of September 30, 2023, $6.0 million related to the note receivable is recorded on the condensed consolidated balance sheet.
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
During the third quarter of 2023, due to a continued decline in economic and market conditions, including a continued and sustained decline in the Company’s market capitalization, rising interest rates and a prolonged outlook for a continued slow-down in the real estate market, as well as a limited amount of additional financing being secured and revised projections for the Company’s future operating results, the Company determined that a triggering event existed requiring the Company’s assets to be evaluated for impairment as of September 30, 2023. As a result, the Company performed an interim quantitative impairment analysis as of this date. The Company has no indefinite-lived intangible assets and no goodwill as of September 30, 2023, and therefore the impairment assessment was limited to long-lived assets under ASC 360-10.
As noted in Note 1, the Company operates and manages its business as one reportable and operating segment. The Company determined that the asset group is the operating segment for the purposes of the impairment assessment for long-lived assets. The long-lived assets are primarily comprised of property and equipment and operating lease right-of-use assets. The Company compared the carrying value of the asset group to separately identifiable estimated undiscounted cash flows over the remaining useful life of the asset group and concluded that the asset group was not recoverable due to the carrying value exceeding the estimated undiscounted cash flows. As the asset group failed the recoverability test, there was an indicator of impairment loss, which required the Company to determine whether the carrying amount of the asset group exceeded its fair value.
The Company determined the fair value of the asset group based on the total invested capital of the Company as of September 30, 2023, including the fair value of the Company’s long-term debt and shareholders’ equity. The Company’s long-term debt consists of the Convertible Notes and the Term Loan. The fair value of the Convertible Notes was determined using the Tsiveriotis-Fernandes model. This model utilized a binomial lattice tree in a risk-neutral framework, which involved calibrating the model at the date of issuance to derive the initial risky asset rate, updating the risky asset rate by considering changes in the prevailing yields and spreads on comparable instruments between the issuance date and September 30, 2023, and then calculating the fair value of the Convertible Notes using this updated risky asset rate. The key assumptions used in the valuation of the Convertible Notes included the Company’s current stock price, the expected volatility, the remaining term of the Convertible Notes, the conversion mechanics specific to the Convertible Notes, and the initial risky asset rate. As of September 30, 2023, the fair value of the Convertible Notes was approximately $112 million, as compared to a carrying value of approximately $197 million. As discussed in Note 3, the amortized cost of the Term Loan approximates its fair value and was approximately $13 million as of September 30, 2023. The fair value of the shareholders’ equity was determined utilizing an income approach based on the present value of the estimated future cash flows. The key assumptions used included cash flow

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

projections, discount rate, and an estimated terminal value. As of September 30, 2023, the fair value of the shareholders’ equity was $17 million, as compared to a carrying value of approximately $102 million.
Under the accounting guidance in ASC 360, the excess of the carrying value over the fair value of the asset group was recognized as an impairment loss and allocated to assets for which the carrying value exceeded their respective fair value. Fair value was determined based on our intended use of the identified assets. As such, the Company utilized various methods such as discounted cash flows, replacement cost, scrap and residual value to estimate fair value. Certain assets were not allocated any impairment as the fair values of such assets approximated their respective carrying amounts. Based on the results of the analysis, the Company recorded an impairment charge during the three and nine months ending September 30, 2023 of approximately $170 million to write down the value of property and equipment.
If the decline in the Company’s market capitalization continues, the Company is unable to obtain additional financing as discussed in Note 1, or the Company identifies other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and it may result in an impairment of such assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Warranty accrual (Note 5)	$13,945	$10,236
Contract loss accrual (Note 2)	6,842	12,848
Environmental settlement accrual (Note 6)	1,000	1,450
Lease liability	3,733	3,949
Subcontractor accrual	16,312	18,435
Other	15,377	25,492
Accrued expenses and other current liabilities	$57,209	$72,410
5.Product Warranties
Changes in warranty liabilities are presented below (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$39,573	$42,256
Accruals for warranties issued	1,682	1,626
Changes to estimates of volume and costs	3,991	2,004
Settlements made	(4,312)	(6,313)
Ending balance	$40,934	$39,573
Warranty liability, current, beginning balance	$10,236	$8,868
Warranty liability, noncurrent, beginning balance	$29,337	$33,388
Warranty liability, current, ending balance	$13,945	$10,236
Warranty liability, noncurrent, ending balance	$26,989	$29,337
The total warranty liability above included $9.8 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively, related to the Company' standard assurance warranty.
The total warranty liability above also included $31.1 million and $30.8 million as of September 30, 2023 and December 31, 2022, respectively, related to certain IGUs with a quality issue identified during fiscal year 2019. The quality issue was specific to certain material purchased from one of the Company’s suppliers utilized in the manufacturing of certain IGUs and the Company stopped using the affected materials upon identification of the quality issue in 2019. The Company has replaced and expects to continue to replace the affected IGUs for the remainder of the period covered by the warranty. The Company developed a statistical model to analyze the risk of failure of the affected IGUs related to this quality issue and predict the potential number of future failures that may occur during the remaining warranty period, as well as the timing of the expected failures. Management judgment is necessary to determine the distribution fit and covariates utilized in the statistical model, as

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

well as the relative tolerance to declare convergence. The statistical model considered the volume of units sold, the volume of unit failures, data patterns, and other characteristics associated with the failed IGUs as well as the IGUs that had not yet failed as of each financial reporting period. These characteristics include, but are not limited to, time to failure, manufacture date, location of installation, and environmental factors. Based on this analysis, the Company has recorded a specific warranty liability using the estimated number of affected IGUs expected to fail in the remaining warranty period and applying estimated costs the Company expects to incur to replace the IGUs based on warranty contractual terms and business practices.
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
Standby Letter of Credit
During the course of business, the Company’s bank issues standby letters of credit on behalf of the Company to certain vendors and other third parties of the Company. As of September 30, 2023 and December 31, 2022, the total value of the standby letters of credit issued by the bank is $13.8 million and $15.7 million, respectively. As of September 30, 2023, $1.0 million had been drawn under the standby letters of credit.
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
The balances of the litigation settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Litigation settlement liability - current	$3,000	$3,000
Litigation settlement liability - non-current	3,332	5,794
Total litigation settlement liability	$6,332	$8,794
In August 2023, the Company finalized the terms of an environmental settlement with the Mississippi Commission on Environmental Quality (“MCEQ”), Desoto County Regional Utility Authority (“DCRUA”) and the City of Olive Branch, Mississippi (“Olive Branch”) where the Company agreed to pay a fine of $3.0 million over a three-year period in equal installments of $1.0 million to the federal government, a civil penalty of $1.5 million to MCEQ and a community service payment of $0.5 million to DCRUA. The Company has also completed the installation of a wastewater treatment and recycling system, which resulted in approximately $4.8 million in capital expenditures as of September 30, 2023. The Company will also be on probation for three years.
The balances of the environmental settlement liability are recorded in accrued expenses and other current liabilities and other liabilities, respectively, on the Company’s condensed consolidated balance sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Environmental settlement liability - current	$1,000	$1,450
Environmental settlement liability - non-current	1,000	3,000
Total environmental settlement liability	$2,000	$4,450

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
Securities Litigation
On August 18, 2021, plaintiff Asif Mehedi filed a putative securities class action in the United States District Court for the Northern District of California (Mehedi v. View, Inc. f/k/a CF Finance Acquisition Corp. II et al. (No. 5:21CV06374, N.D. Cal.)) alleging violations of the federal securities laws by the Company, Rao Mulpuri, and Vidul Prakash. On February 8, 2022, the Court appointed Stadium Capital LLC (“Stadium Capital”) lead plaintiff and denied the competing motion of Sweta Sonthalia. The Ninth Circuit Court of Appeals denied Ms. Sonthalia’s petition for a writ of mandamus to vacate the lead plaintiff order.
On July 15, 2022, Stadium Capital filed an amended complaint against View, Mulpuri, and Prakash; certain current and former View board members; Cantor Fitzgerald & Co. and related entities; officers and board members of CF Finance Acquisition Corp. II (“CF II”); and PricewaterhouseCoopers LLP (“PwC”). The action was brought on behalf of a putative class consisting of (i) all persons or entities who purchased or otherwise acquired View and/or CF II securities between November 30, 2020 and May 10, 2022, inclusive; (ii) all persons or entities who were holders of CF II Class A common stock as of the January 27, 2021 record date that were entitled to vote to approve the merger between View and CF II; and (iii) all persons or entities who purchased or otherwise acquired View securities pursuant or traceable to the Form S-4 Registration Statement filed by CF II on December 23, 2020. The amended complaint asserted claims under Sections 10(b) (and Rule 10b-5 thereunder), 14(a) (and Rule 14a-9 thereunder), and 20(a) of the Securities Exchange Act and Sections 11, 12, and 15 of the Securities Act.
Defendants filed motions to dismiss the amended complaint on October 6, 2022. The motions were heard by the court on April 20, 2023. On May 22, 2023, the court issued a written order granting the motions to dismiss with leave to amend.
On August 21, 2023, Stadium Capital and additional plaintiff David Sherman filed a second amended complaint against View, Mulpuri, and Prakash; Cantor Fitzgerald & Co. and related entities; and officers and board members of CF II. The second amended complaint asserts claims under Sections 10(b) (and Rule 10b-5 thereunder), 14(a) (and Rule 14a-9 thereunder), and 20(a) of the Securities Exchange Act. The action is brought on behalf of a putative class consisting of (i) all persons or entities who purchased or otherwise acquired View and/or CF II securities between November 30, 2020 and November 9, 2021, inclusive; and (ii) all persons or entities who were holders of CF II Class A common stock as of the January 27, 2021 record date that were entitled to vote to approve the merger between View and CF II. The second amended complaint dropped as defendants the current and former View board members and PwC; it also dropped the claims under Sections 11, 12, and 15 of the Securities Act.
The second amended complaint alleges that defendants failed to disclose to investors that the Company’s warranty-related obligations and associated cost of revenue were materially false and misleading because they excluded installation expenses the Company was incurring to address certain warrantied quality issues, and that the Company was incurring those expenses even though the standard warranty did not obligate the Company to do so. As a result, the second amended complaint alleges that the price of the Company’s stock was inflated. The second amended complaint alleges that class members were damaged when the price of the Company’s stock declined on the trading day following (1) August 16, 2021, when the Company announced an

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

independent investigation concerning the adequacy of the Company’s previously disclosed warranty accrual, and (2) November 9, 2021, when the Company announced that its independent investigation was substantially complete, that the Company’s previously reported warranty-related liabilities were materially misstated, and that it would restate certain previously reported financials. The second amended complaint seeks unspecified compensatory damages and costs, including attorneys’ fees.
Defendants filed motions to dismiss the second amended complaint on October 2, 2023. Plaintiff’s opposition brief to those motions is due November 13, 2023, Defendants’ reply briefs are due December 8, 2023, and the motions will be heard by the court on March 14, 2024.
Given the possibility that the plaintiff may amend its complaint, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2023.
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
Given the early stage of this matter, the Company cannot reasonably estimate the possible loss (or range of loss), if any, at this time; therefore, a liability has not been recorded as of September 30, 2023.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
7.Debt
Debt outstanding consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Convertible Notes, net of debt issuance costs	$196,576	$206,347
Term loan	13,225	13,960
Total debt	209,801	220,307
Debt, current	1,470	1,470
Debt, non-current	$208,331	$218,837
Principal payments on all debt outstanding as of September 30, 2023 are estimated as follows (in thousands):

Year Ending December 31,	Total
2023 (remaining three months)	$735
2024	1,470
2025	1,470
2026	1,470
2027	198,046
Thereafter	6,610
Total	$209,801
Convertible Notes
The following tables present the Company’s convertible debt outstanding (in thousands):

	September 30, 2023
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$201,607	$(5,031)	$196,576	$111,627

	December 31, 2022
	Gross amount	Debt discount and issuance costs	Carrying amount	Estimated fair value
Convertible Notes	$212,308	$(5,961)	$206,347	$199,163
The following table presents the Company’s interest expense related to convertible debt (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$4,536	$—	$13,409	$—
Amortization of debt discount and issuance costs	295	—	719	—
Total interest expense	$4,831	$—	$14,128	$—
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2023, the effective interest rate on the Convertible Notes was 9.82%. Amortization of debt discount and issuance costs is reported as a component of interest expenses and is computed using the straight-line method over the term of the Convertible Notes, which approximates the effective interest method. During the nine months ended September 30, 2023, the Company elected the PIK Interest option and accrued interest of $7.3 million was added to the principal balance of the Convertible Notes.
On January 12, 2023, holders of $18.0 million in aggregate principal amount of the Convertible Notes exercised their right to convert their Convertible Notes into shares at the conversion price of $64.20 per share. As a result, the Company issued 280,373 shares of its Class A common stock, par value $0.0001 per share.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The term loan agreement required the Company to invest certain amounts in land, building and equipment and create a certain number of jobs. The term loan agreement, as amended, also includes a covenant for audited consolidated financial statements to be delivered to the lender within 210 days of the Company’s fiscal year end. As of September 30, 2023, the Company was in compliance with these covenants.
8.Stockholders’ Equity
Common Stock
On March 9, 2021, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “VIEW” and “VIEWW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 600,000,000 shares of common stock with a par value of $0.0001 per share. As of September 30, 2023, the Company had 4,053,580 shares of common stock issued and outstanding.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 1,000,000 shares of preferred stock having a par value of $0.0001 per share (“View Inc. Preferred Stock”). The Company’s board of directors has the authority to issue View, Inc. Preferred Stock and to determine the rights, preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2023, no shares of View, Inc. Preferred Stock were issued and outstanding.
Net Share Settlement of Equity Awards
During the three months ended September 30, 2023, the Company withheld 14,035 shares with a fair value of $0.1 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. During the nine months ended September 30, 2023, the Company withheld 49,389 shares with a fair value of $1.4 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. During the three and nine months ended September 30, 2022, the Company withheld 31,452 shares with a fair value of $3.1 million in satisfaction of tax withholding obligations relating to the vesting of restricted share units. Shares withheld in satisfaction of tax withholding obligations are retired upon repurchase and returned to the unissued authorized capital of the Company. As of September 30, 2023, no shares of Treasury Stock were issued and outstanding.
Convertible Note Conversion
As discussed in Note 7, on January 12, 2023, holders of $18.0 million in aggregate principal amount of the Convertible Notes exercised their right to convert their Convertible Notes into shares at the conversion price of $64.20 per share. As a result, the Company issued 280,373 shares of its Class A common stock, par value $0.0001 per share. No holders of the Convertible Notes exercised their right to convert their Convertible Notes into shares during the three months ended September 30, 2023.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Common Stock Purchase Agreement
On August 8, 2022, the Company entered into Purchase Agreements with each of CF Principal Investments LLC, a Delaware limited liability company (“Cantor”), and YA II PN, Ltd., a Cayman Islands exempted company (“Yorkville,” and together with Cantor, the “Investors”), relating to a committed equity facility (the “Facility”). Under the terms of the Purchase Agreements, the Company will have the right, from time to time and at its option, to sell to the Investors up to $100.0 million, in the aggregate, of the Company’s common stock (“View Shares”), subject to certain conditions and limitations set forth in the Purchase Agreements. As of September 30, 2023, the Investors have purchased zero View Shares under the Purchase Agreements.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2023, there were 6,111 Private Warrants and 277,777 Public Warrants outstanding, and no Warrants had been exercised.
Strategic Agreement & RXR Warrant Agreements
On October 25, 2022, the Company appointed RXR FP Services LLC (“RXR FP”) to render strategic planning and consulting services to the Company and issued warrants to RXR FP (the “RXR Warrants”) to purchase, in the aggregate, 158,518 shares of the Company’s common stock. The RXR Warrants will expire ten years after October 25, 2022.
A portion of the RXR Warrants is accounted for as consideration payable to a customer and a portion of the RXR Warrants is accounted for as non-employee stock compensation. The total grant date fair value of the RXR Warrants was $9.2 million, which was accounted for as an upfront payment to RXR FP as their right to receive the RXR Warrants was not contingent on satisfying any vesting conditions. The Company allocated the grant date fair value between consideration payable to a customer and non-employee stock compensation based on the estimated relative fair value of services to be provided by RXR FP. The portion of the RXR Warrants allocated as consideration payable to a customer is accounted for as a reduction to the contract price for contracts with RXR Realty and therefore a reduction to revenue on such contracts. The portion of the RXR Warrants allocated as non-employee stock compensation is accounted for as marketing expense and expensed as incurred. As of September 30, 2023, there were 158,518 RXR Warrants outstanding, and no RXR Warrants had been exercised.
Other Warrants
The Company previously issued common stock warrants to various service providers, lenders, investors, at various points in time (the “Legacy Warrants”) that are exercisable at various exercise prices and expire at various points in time. During the three months ended September 30, 2023, thirty-eight of the Legacy Warrants expired. During the nine months ended September 30, 2023, 3,509 of the Legacy Warrants expired.
On December 1, 2021, in connection with the WorxWell acquisition, the Company issued 16,666 common stock warrants to the seller (the “WorxWell Warrants”). As of September 30, 2023, no WorxWell Warrants had been exercised.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the outstanding common stock warrants:

Warrant issue date	Types of shares issued	Number of Warrants September 30, 2023	Number of Warrants December 31, 2022	Exercise Price Per Warrant	Expiry Date
August 2010 - June 2011	Common stock	—	774	$929.40	March 2023
August 2011 - January 2012	Common stock	—	887	1,126.80	March 2023
August 2012	Common stock	—	756	1,296.00	March 2023
December 2013	Common stock	—	1,054	1,554.60	March 2023
April 2016 - November 2018	Common stock	18,923	18,923	1,135.80	Through November 2028
March 2017	Common stock	30,823	30,823	774.60	March 2027
March 2014	Common stock	—	38	568.20	August 2023
December 2018	Common stock	415	415	542.40	December 2028
August 2020	Common stock (Private Warrants)	6,111	6,111	690.00	Through March 2026
August 2020	Common stock (Public Warrants)	277,777	277,777	690.00	Through March 2026
December 2021	Common stock (in connection with the WorxWell acquisition)	16,666	16,666	600.00	December 2031
October 2022	Common stock (in connection with the Strategic Agreement with RXR FP)	158,518	158,518	$0.60	October 2032
	Total stock warrants	509,233	512,742
10.Stock-Based Compensation
2021 Equity Incentive Plan
The Company adopted the 2021 Equity Incentive Plan (the “2021 Plan”) on March 8, 2021, under which 977,198 shares of common stock were initially reserved for issuance. The 2021 Plan permits the grant of incentive stock options (“Options”), nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs)”, and stock bonus awards. As of September 30, 2023, the Company had 167,021 shares of common stock reserved for future issuance of equity awards to employees, officers, directors, or consultants under the 2021 Plan.
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

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the activity under the 2021 Plan for time vested options:

	Options Outstanding
	Number of Shares Subject to Stock Options Outstanding	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value [1]
Balance as of December 31, 2022	400	$567.23	6.0	$—
Granted	—	—
Exercised	—	—
Canceled/forfeited	(15)	588.42
Outstanding as of September 30, 2023	385	$566.06	5.4	$—
Options vested and expected to vest as of September 30, 2023	386	$566.07	5.4	$—
Exercisable as of September 30, 2023	365	$564.20	5.2	$—
_______________________
1The aggregate intrinsic value is calculated as the difference between the market value of the Company's common shares as of the relevant period end and the respective exercise prices of the options. The market value as of September 30, 2023 and December 31, 2022 was $7.51 and $57.90 per share, respectively, which is the closing sale price of View's common shares on that day as reported by the Nasdaq Global Market.
No options have been exercised under this plan in the nine months ended September 30, 2023 and 2022. The total grant date fair value of stock options vested was $3.8 million and $22.3 million during the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023, total unrecognized compensation cost related to unvested stock options, net of estimated forfeitures, was $5.3 million and is expected to be recognized over a weighted-average remaining service period of 1.4 years.
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
Other RSUs
As of September 30, 2023, the Company has also issued approximately 259,504 RSUs to its employees, directors, and officers (“Others RSUs”) under the 2021 Plan, which vest upon the achievement of specific time-based measures. The fair value for

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other RSUs is calculated based on the stock price on the grant date and expensed ratably over the requisite service period, which ranges between one and four years.
The following table summarizes the activities for the outstanding RSUs under the 2021 Plan during the nine months ended September 30, 2023:

	Number of Unvested Shares	Weighted Average Grant Date Fair Value [1]
Outstanding as of December 31, 2022	254	$240.00
Granted	106	32.89
Vested	(131)	170.29
Canceled	(30)	69.25
Outstanding as of September 30, 2023	199	$201.31
The total grant date fair value of RSUs vested was $22.2 million and $33.5 million during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, total unrecognized compensation cost related to RSUs, net of estimated forfeitures, was $25.1 million and is expected to be recognized over a weighted-average remaining service period of 2.0 years.
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
As of September 30, 2023, total outstanding stock options under the CEO Incentive Plan was 416,660 shares with a grant date exercise price per share of $600.00 and remaining contractual term of 7.4 years. As of September 30, 2023, the CEO Option Award had no intrinsic value. No other options have been granted under the CEO Incentive Plan.
As of September 30, 2023, total unrecognized compensation cost related to options under the CEO Incentive Plan, net of estimated forfeitures, was $40.4 million and is expected to be recognized over a weighted-average remaining service period of 3.1 years.
Valuation of Stock-Awards
No options were issued under the 2021 Plan or the CEO Incentive Plan in the nine months ended September 30, 2023 and 2022. The grant date fair value for Other RSUs issued under the 2021 Plan in the nine months ended September 30, 2023 was calculated using the closing sale price of the Company’s Class A common stock on the grant date.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based Compensation Expense
The Company’s stock-based compensation included in its condensed consolidated statements of comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$297	$418	$1,020	$1,126
Research and development	1,022	2,032	3,216	3,587
Selling, general, and administrative	9,291	20,776	28,326	54,122
Total	$10,610	$23,226	$32,562	$58,835
11.Restructuring
In March 2023, the Company announced a restructuring plan to reduce structural costs, including its workforce. As a result of the restructuring plan, the Company recorded $4.2 million in restructuring costs during the three months ended March 31, 2023 for employee severance and other costs for employees impacted by the plan. The Company also recorded $1.3 million in restructuring costs during the three months ended June 30, 2023 primarily related to the relocation of certain long-lived assets associated with the Company’s R&D equipment from its headquarters in Milpitas, California to its manufacturing facility in Olive Branch, Mississippi. The Company incurred an immaterial amount of additional restructuring costs associated with the relocation of such R&D equipment during the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company also recorded a $0.7 million reduction to the amount accrued for other costs for employees impacted by the restructuring plan announced in March 2023 due to a change in the estimate of such costs. No other restructuring charges were incurred during the nine months ended September 30, 2023.
As of March 31, 2023, there were $4.2 million in restructuring cost related liabilities recorded in accrued compensation. $2.9 million and $0.6 million of the accrued restructuring costs related to compensation were paid during the second and third quarters of 2023, respectively. The Company also recorded a $0.7 million reduction to accrued compensation due to a change in the estimate of such costs and no additional restructuring costs were accrued as of September 30, 2023. As such, the total ending liability related to restructuring costs was $0.1 million as of September 30, 2023.
The Company may incur additional costs in the future due to events that may occur as a result of, or that are associated with, the restructuring or other undetermined plans to reduce structural costs, such as the additional reduction in workforce disclosed further in Note 15.
12.Income Taxes
The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.
For the three and nine months ended September 30, 2023 and 2022, the Company’s income tax expense was immaterial.
As the Company’s U.S. operations are projecting to be in a taxable loss in the year and based on all available objectively verifiable evidence during the nine months ended September 30, 2023, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. The Company’s income tax expense for the three and nine months ended September 30, 2023 is due primarily to income taxes for foreign operations.
The Company accounts for the uncertainty in income taxes by utilizing a comprehensive model for the recognition, measurement, presentation, and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on an income tax return. During the three and nine months ended September 30, 2023, there have been no changes in the estimated uncertain tax benefits.

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

13.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(213,046)	$(82,065)	$(336,695)	$(247,323)
Weighted-average shares outstanding, basic and diluted	4,015,307	3,579,584	3,982,824	3,573,700
Net loss per share, basic and diluted	$(53.06)	$(22.93)	$(84.54)	$(69.21)
For the three and nine months ended September 30, 2023, common stock equivalents consisted of stock options, restricted stock units, warrants, and the Convertible Notes. For the three and nine months ended September 30, 2022, common stock equivalents consisted of stock options, restricted stock units, and warrants. None of the common stock equivalents were included in the calculation of diluted net loss per share for all periods presented as the Company recorded a net loss.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Stock options to purchase common stock	385,750	402,002
Unvested restricted stock units	200,045	112,498
Warrants to purchase common stock	456,395	355,085
Convertible Notes (on an as-converted basis)	1,537,087	—
Total	2,579,277	869,585
The 82,835 Sponsor Earn-Out Shares are excluded from basic and diluted net loss per share as such shares are contingently recallable until the share price of the Company exceeds specified thresholds that have not been achieved as of September 30, 2023.
The common stock equivalents subject to the CEO Option Award are excluded from the anti-dilutive table as the underlying shares are contingently issuable until the share price of the Company exceeds the specified thresholds that have not been achieved. As of September 30, 2023 and 2022, the thresholds for the CEO Option Award have not been achieved, and 416,660 stock options for the CEO Option Award are outstanding.
Prior to the Amendment described further in Note 10, the common stock equivalents subject to the 2021 Officer RSUs were excluded from the anti-dilutive table, as the underlying shares were contingently issuable since the share price of the Company had not exceeded the specified thresholds. As of September 30, 2023 and September 30, 2022, due to the Amendment, the underlying shares are no longer contingently issuable and 67,493 and 112,498 unvested 2021 Officer RSUs, respectively, are included in the anti-dilutive table.
14.Related Party Transactions
The Purchasers of the Convertible Notes include affiliates of RXR FP, a party with which the Company has an existing commercial relationship and with which it has engaged in and continues to engage in corporate transactions. The Chairman and CEO of RXR FP was on the Company’s board of directors from November 2022 to October 2023. As such, RXR FP was identified as a related party during fiscal year 2022 and 2023.
Convertible Notes, net of debt issuance costs, outstanding to RXR FP (the “RXR Notes”) as of September 30, 2023 and December 31, 2022 totaled $113.6 million and $109.1 million, respectively. Interest of $5.2 million and $2.0 million associated with the RXR Notes was accrued within other liabilities on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, respectively. The Company incurred $2.9 million and $8.3 million interest expense, inclusive of the amortization of debt issuance costs, on the RXR Notes during the three and nine months ended September 30, 2023, respectively. No interest expense was incurred on the RXR Notes during the three and nine months ended September 30, 2022, as the RXR Notes were issued in October 2022.
The Company recognized revenue from RXR FP, or an agent acting on behalf of RXR FP, of $11.8 million and $1.4 million during the three months ended September 30, 2023 and 2022, respectively. The Company recognized revenue from RXR FP, or

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

an agent acting on behalf of RXR FP, of $19.2 million and $4.9 million during the nine months ended September 30, 2023 and 2022, respectively. In addition, the Company had $5.6 million in deferred revenue, $4.6 million in contract loss accruals, $5.8 million contract assets associated with contracts with RXR FP, $10.9 million accounts receivable due from RXR FP or an agent acting on behalf of RXR FP, and no accounts payable due to RXR FP as of September 30, 2023. The Company had $4.2 million in deferred revenue, $8.7 million in contract loss accruals, no contract assets associated with contracts with RXR FP, $7.3 million accounts receivable due from RXR FP or an agent acting on behalf of RXR FP, and no accounts payable due to RXR FP as of December 31, 2022. As discussed in Note 9, the Company issued the RXR Warrants to RXR FP on October 25, 2022. Refer to Note 9 for further information on the RXR Warrants.
15.Subsequent Events
The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that, other than the events disclosed below, no additional material subsequent events exist.
Credit Agreement
On October 16, 2023, the Company entered into a new senior secured term loan credit agreement with Cantor Fitzgerald Securities, as administrative agent and as collateral agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement establishes (i) a $12.5 million senior secured term loan facility and (ii) a $37.5 million senior secured delayed draw term loan facility, each maturing on September 30, 2027. Loans made under the term loan facility will bear interest at an annual rate equal to Term SOFR, plus (i) a margin of 7.50%, for interest paid in cash, or (ii) a margin of 14.0%, for interest paid in kind. In addition, the Company will pay an unused commitment fee in the amount equal to the annual rate of 3.75% times the daily unused portion of the revolving credit commitment. The unused commitment fee is payable quarterly in arrears. Upon closing of the Credit Agreement, the Company borrowed an initial $12.5 million, resulting in net proceeds of approximately $10 million, after deducting fees and estimated offering expenses.
The Company’s ability to make the anticipated additional draws are subject to (i) a cap on the amount of draws that may be requested in any one calendar week of $2 million, (ii) with respect to any draw made after December 31, 2023, delivery of a budget approved by the lenders, (iii) no default or event of default continuing under the Credit Agreement, (iv) the representations and warranties set forth in the Credit Agreement and the related loan documentation being true and correct in all material respects, (v) the use of proceeds of any such draw not being in contravention with the then-current approved budget, (vi) the consummation of certain required post-closing requirements and (vii) liquidity of at least $25 million. If the Company is not able to secure sufficient financing and the audited financial statements for the fiscal year ending December 31, 2023 include a “going concern” qualification, this will result in an event of default under the Credit Agreement. Should an event of default occur, any available borrowings from the Credit Agreement would no longer be available and outstanding indebtedness under the Credit Agreement may become immediately due and payable.
Mandatory prepayments of the term loan facility are required to be made upon the occurrence of certain events, including, without limitation, the incurrence of non-permitted indebtedness. Voluntary prepayments are permitted at any time, subject to certain prepayment premiums. The Credit Agreement contains a minimum cash balance covenant as well as customary affirmative and negative covenants, including limitations with respect to indebtedness, liens, investments, dividends, disposition of assets, change in business and transactions with affiliates. The Credit Agreement contains a subjective acceleration clause based on the lender determining, in the exercise of its reasonable discretion, that a “material adverse effect” in our business has occurred. If this clause is applied, and the lender declares that an event of default has occurred, the outstanding indebtedness under the Credit Agreement may become immediately due and payable. The Company intends to use the proceeds of the term loan facility for ordinary and necessary business expenses not inconsistent with the terms of the Credit Agreement.
Restructuring
On October 13, 2023, the Company decreased overall headcount by approximately 100 employees, which represented approximately 22% of full-time employees as of October 13, 2023. The reduction in workforce was substantially implemented in October 2023.
The Company expects to incur a one-time charge of approximately $2.1 million in the fourth quarter of 2023 related to the restructuring plan, consisting primarily of one-time severance payments upon termination of the employees impacted by the reduction in force and continued benefits for a specific period of time with related cash payments expected to be substantially paid out by November 15, 2023. The Company expects such payments to be the only direct expense of the reduction in workforce. The Company does not expect to recognize a stock-based compensation expense for impacted employees related to vested awards and does not anticipate modifying the affected employees’ stock awards in a manner that would result in

View, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

additional expenses. The severance-related and non-cash charges that the Company expects to incur in connection with, or as a result of, the workforce reduction, are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to unanticipated events that may occur as a result of, or that are associated with, its workforce reduction.

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
With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies in 2022, our investment in R&D has been focused on improvements to the unit cost of our products and collaborating with other industry partners to integrate their devices and applications with our smart building network, with the aim of making building occupants more comfortable, healthier, and more productive, making buildings more sustainable, and providing better information to building owners to streamline operations and reduce operating costs.
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

To date, we have devoted our efforts and resources towards the development, manufacture, and sale of our product platforms, which we believe have begun to show strong market traction. We have also devoted significant resources to enable our View Smart Building Platform, a new offering beginning in 2021. For the three months ended September 30, 2023 and 2022, our revenue was $38.2 million and $23.8 million, respectively, representing period-over-period growth of 60.8%. For the nine months ended September 30, 2023 and 2022, our revenue was $84.6 million and $57.1 million, respectively, representing period-over-period growth of 48.2%.
Key Factors Affecting Operating Results
Restructuring and Going Concern
Our growth strategies depend upon our ability to continue as a going concern. As of the date of this Quarterly Report on Form 10-Q, we have determined that there is substantial doubt about our ability to continue as a going concern, as we estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond the first quarter of 2024. This projection is based on our current expectations regarding revenues, collections, cost structure, current cash burn rate, initial net proceeds of approximately $10 million and anticipated additional draws of $37.5 million from the Credit Agreement discussed further in Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, and other operating assumptions. Our ability to make additional draws are subject to (i) a cap on the amount of draws that may be requested in any one calendar week of $2 million, (ii) with respect to any draw made after December 31, 2023, delivery of a budget approved by the lenders, (iii) no default or event of default continuing under the Credit Agreement, (iv) the representations and warranties set forth in the Credit Agreement and the related loan documentation being true and correct in all material respects, (v) the use of proceeds of any such draw not being in contravention with the then-current approved budget, (vi) the consummation of certain required post-closing requirements and (vii) liquidity of at least $25 million. If we are not able to secure sufficient financing and our audited financial statements for the fiscal year ending December 31, 2023 include a “going concern” qualification, this will result in an event of default under the Credit Agreement. Should an event of default occur, any available borrowings from the Credit Agreement would no longer be available and the outstanding indebtedness under the Credit Agreement may become immediately due and payable. To address our cash needs, we continue to seek additional sources of capital, although, to date, additional sources of capital have not been identified. As there can be no assurance that such necessary financing will be available, we may be required to execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022 and a restructuring plan in March 2023 as further discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, as well as additional restructuring activities in October 2023 as further discussed in Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. While these plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Our business will require a significant amount of capital investments to execute our long-term business plans.
Impairment of Long-lived Assets
During the third quarter of 2023, due to a continued decline in economic and market conditions, including a continued decline in our market capitalization, rising interest rates and a prolonged outlook for a continued slow-down in the real estate market, as well as a limited amount of additional financing being secured and revised projections for our future operating results, we determined that a triggering event existed requiring our assets to be evaluated for impairment as of September 30, 2023. As a result, we performed an interim quantitative impairment analysis as of this date. Under the accounting guidance in ASC 360, the excess of the carrying value over the fair value of the asset group was recognized as an impairment loss and allocated to assets for which the carrying value exceeded their respective fair value. Certain assets were not allocated any impairment as the fair values of such assets approximated their respective carrying amounts. Based on the results of the analysis, we recorded an impairment charge during the three months ending September 30, 2023 of approximately $170 million to write down the value of property and equipment. The analysis and impairment charge is further discussed in Note 4 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by Congress and signed into law by President Joe Biden. The IRA includes the implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate incentives, and other provisions. The Investment Tax Credit (“ITC”) available to our customers under the IRA is expected to drive demand for our products by reducing the net cost of our products to our customers. However, the full future impact of the ITC cannot be known with any certainty, and we may not recognize any or all of the expected benefits of the ITC.
While we believe that the prevailing secular trends will continue to drive adoption of smart glass in the long term, current macro-economic factors, including higher interest rates, uncertainty in the lending markets and post COVID-19 pandemic office occupancy are having a negative impact on the overall real estate market and our near-term outlook. These macro-economic factors continue to put downward pressure on new builds as well as capital improvement projects. We are working to address the macro-economic pressure by pivoting to multi-family residential developments, focusing on key platform accounts, and striving to select projects with favorable economics. The market for our products has been and could continue to be affected by concerns about our current liquidity and future viability, as described in detail above under “Restructuring and Going Concern.” We have been actively right-sizing the organization with cash savings initiatives as we focus on reaching profitability and pursuing additional necessary financing. Due to the above factors, our historical performance may not be a meaningful indicator of future results.
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

With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we have recently determined to reduce the level of spend in research and development as we focus on the profitability of our business. As such, we anticipate a reduction in research and development expenses during 2023 and 2024 as compared to prior periods.
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
•Execution track record; and
•Manufacturing efficiency.
Capacity
We currently manufacture the insulating glass units (“IGUs”) included in the View Smart Glass and View Smart Building Platform product offerings at our production facility located in Olive Branch, Mississippi. We operate a sophisticated manufacturing facility designed for performance, scale, durability, and repeatability. Our manufacturing combines talent, equipment, and processes from the semiconductor, flat panel display, solar and glass processing industries. Our proprietary manufacturing facility has been in use since 2010. We currently operate one production line in our facility with a name-plate capacity of approximately 5 million square feet of smart glass per year. While we have partially completed the construction of a second production line at our Olive Branch facility that we expect, once operational, would increase name-plate capacity by an additional 7.5 million square feet of smart glass per year, the completion would require additional capital expenditure of approximately $90 million. We believe our current production line will be sufficient to meet our near-term plans for economies of scale, demand, and profitability milestones.
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
The contract with the customer outlines our rights and obligations, including specifications of the integrated platform to be provided. We take responsibility for all activities needed to fulfill our single performance obligation of transferring control to the customer of a fully operational Smart Building Platform deliverable; from design, fabrication, installation, integration, commissioning, and testing. Underlying these activities is our responsibility for performing an essential and significant service of integrating each of the inputs of the completed solution. Given that we are responsible for providing the service of integrating each of the inputs into a single combined output, we control that output before it is transferred to the customer and accordingly, we are the principal in the arrangement and will recognize the entire arrangement fee as our revenue, with any fees that we pay to our subcontractors recognized in our cost of revenue.
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
Contracts with glaziers for IGUs include the promise to provide multiple customized IGUs. Each IGU represents a distinct and separate single performance obligation as the customer can benefit from each unit on its own. Each unit is separately identifiable and does not modify or customize other units. We determine the transaction price based on the consideration expected to be received, which is generally the contractual selling price. Since the IGUs are customized to meet the building-site specifications of the ultimate end customer and have no alternative use to us and we have contractually enforceable rights to proportionate payment of the transaction price for performance completed to date, we recognize revenue over time as each IGU is manufactured using a cost-to-cost input method. Recognizing revenue using a cost-to-cost input method best depicts our performance in transferring control of the IGUs to the customer.
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
In limited circumstances, we contract to provide extended or enhanced warranties of our products outside of the terms of our standard assurance warranty, which are recognized as revenue over the respective term of the relevant extended or enhanced warranty period.
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
The primary factor that impacts our cost of revenue as a percentage of revenues is the significant base operating costs that we incur as a result of our investment in manufacturing capacity to provide for future demand. At current production volume, these significant base operating costs result in higher costs to manufacture each IGU when compared to the sales price per IGU. As demand for our products increases and we achieve higher production yields, our cost of revenue as a percentage of revenue will decrease. In light of the current macro-economic pressures discussed above, we have worked to right-size our manufacturing operations to lower the total cost of manufacturing. However, these savings only partially offset the change in estimated future manufactured IGU per-unit costs due to a revised near-term projected production outlook, which has the effect of sustaining the higher unit costs in the near-term. Additional factors that impact our cost of revenue as a percentage of revenues include manufacturing efficiencies, cost of material, and mix of products. We expect to continue to incur significant base operating costs that will be absorbed over larger volumes of production as we scale our business. Following the restructuring plan discussed in Note 11 and Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, we have and expect to continue to reduce certain of these base operating costs as we focus on the profitability of our business.
Cost of revenues also includes the cost of subcontractors engaged to fabricate and unitize the specific smart glass products and for installation of IGUs and smart building infrastructure components. Further, and in contrast to View Smart Glass contracts in which losses associated with IGUs are recognized over time, our cost of revenue for our Smart Building Platform contracts includes the recognition of contract losses recorded upfront at contract execution within an initial loss accrual when the total current estimated costs for these contracts exceeds total contracted revenue. Revenue for these contracts is recognized as progress is made toward fulfillment of the performance obligation and cost of revenue is recognized equal to the revenue recognized. Actual costs incurred in excess of the revenue recognized are recorded against the initial loss accrual, which is then reduced. Given the growing nature of our business, we incur significant base operating costs attributable to our IGU production costs, which is a significant factor to the losses on these contracts. We have made improvements in our supply chain economics for our Smart Building Platform projects, and anticipate continued improvements over time, which provides for improving contract-level economics to cover these base manufacturing costs. Additionally, as demand for our products increases, we expect to absorb these base operating costs over larger volumes of production. Therefore, we expect that the contract loss for individual contracts will decrease over time as a percentage of the total contract value. These economies of production have not been realized to date and the total amount of contract losses may not decrease in the near term due to the current macro-economic pressures discussed above.
Research and Development Expenses
Research and development expenses consist primarily of costs related to research, design, maintenance, and enhancements of our products, including software that are expensed as incurred. Research and development expenses consist primarily of costs incurred for salaries and related personnel expenses, including stock-based compensation expense, for personnel related to the development of improvements and expanded features for our products, materials and supplies used in development and testing, payments to consultants, outside manufacturers, patent related legal costs, facility costs and depreciation. With the completed launch and ramp of our fourth-generation smart glass product and our Smart Building Platform product, as well as the launch of new product offerings in our Smart Building Technologies behind us, we determined to reduce the level of spend in research and development as we focus on the profitability of our business as part of our restructuring plan discussed in Note 11 and Note

15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. As such, we anticipate a reduction in our research and development expenses during 2023 and 2024 as compared to prior periods.
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
We expect our selling, general, and administrative expenses to decrease in absolute dollars in 2023 and 2024 following our restructuring plan discussed in Note 11 and Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, as we aim to right-size the business while focusing our presence in key geographies to support our customers and grow our business. Over time, we expect our selling, general and administrative expenses to decline as a percentage of revenue as we leverage these costs.
Impairment of Long-lived Assets
Impairment of long-lived assets consist of an impairment of a note receivable during the second quarter of 2023 and an impairment of property and equipment, net during the third quarter of 2023. The impairment of the note receivable resulted from a change in the assessment of the credit risk of the customer associated with the note receivable. The impairment of property and equipment resulted from the interim quantitative impairment analysis performed on all of our long-lived assets as of September 30, 2023. For further information on these impairments, refer to Note 4 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
Restructuring Costs
Restructuring costs consist of severance and related costs, as well as costs incurred to relocate certain long-lived assets from our headquarters to our manufacturing facility, which are associated with the restructuring plan discussed in Note 11 and Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
We may incur additional costs in the future due to events that may occur as a result of, or that are associated with, the restructuring or other undetermined plans to reduce structural costs.
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

Results of Operations
The following table sets forth our historical operating results for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales	Amount	% of net sales
Revenue	$38,220	100.0%	$23,762	100.0%	$84,602	100.0%	$57,090	100.0%
Cost of revenue	42,573	111.4%	49,126	206.7%	124,596	147.3%	129,219	226.3%
Gross loss	(4,353)	(11.4%)	(25,364)	(106.7%)	(39,994)	(47.3%)	(72,129)	(126.3%)
Operating expenses:
Research and development	8,918	23.3%	15,554	65.5%	31,573	37.3%	56,157	98.4%
Selling, general, and administrative	25,518	66.8%	41,174	173.3%	74,429	88.0%	124,888	218.8%
Impairment of long-lived assets	170,300	445.6%	—	—%	174,300	206.0%	—	—%
Restructuring costs	(662)	(1.7%)	—	—%	4,845	5.7%	—	—%
Total operating expenses	204,074	533.9%	56,728	238.7%	285,147	337.0%	181,045	317.1%
Loss from operations	(208,427)	(545.3%)	(82,092)	(345.5%)	(325,141)	(384.3%)	(253,174)	(443.5%)
Interest and other expense (income), net:
Interest expense, net	4,399	11.5%	58	0.2%	11,530	13.6%	324	0.6%
Other expense, net	158	0.4%	118	0.5%	439	0.5%	259	0.5%
Gain on fair value change, net	—	—%	(226)	(1.0%)	(513)	(0.6%)	(6,511)	(11.4%)
Interest and other expense (income), net	4,557	11.9%	(50)	(0.2%)	11,456	13.5%	(5,928)	(10.4%)
Loss before provision of income taxes	(212,984)	(557.3%)	(82,042)	(345.3%)	(336,597)	(397.9%)	(247,246)	(433.1%)
Provision for income taxes	62	0.2%	23	0.1%	98	0.1%	77	0.1%
Net and comprehensive loss	$(213,046)	(557.4%)	$(82,065)	(345.4%)	$(336,695)	(398.0%)	$(247,323)	(433.2%)
Revenue
The following table presents our revenue by major product offering (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Smart Building Platform	$25,031	$11,317	$13,714	121.2%	$53,688	$29,578	$24,110	81.5%
Percentage of total revenue	65.5%	47.6%			63.5%	51.8%
Smart Glass	11,156	10,320	836	8.1%	23,529	19,809	3,720	18.8%
Percentage of total revenue	29.2%	43.4%			27.8%	34.7%
Smart Building Technologies	2,033	2,125	(92)	(4.3%)	7,385	7,703	(318)	(4.1%)
Percentage of total revenue	5.3%	8.9%			8.7%	13.5%
Total	$38,220	$23,762	$14,458	60.8%	$84,602	$57,090	$27,512	48.2%

The following table presents our revenue by geographic area and is based on the shipping address of the customers (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
United States	$37,500	$21,743	$15,757	72.5%	$80,470	$52,852	$27,618	52.3%
Percentage of total revenue	98.1%	91.5%			95.1%	92.6%
Canada	720	2,009	(1,289)	(64.2%)	4,132	4,170	(38)	(0.9%)
Percentage of total revenue	1.9%	8.5%			4.9%	7.3%
Other	—	10	(10)	(100.0%)	—	68	(68)	(100.0%)
Percentage of total revenue	—%	—%			—%	0.1%
Total	$38,220	$23,762	$14,458	60.8%	$84,602	$57,090	$27,512	48.2%
Our revenue totaled $38.2 million during the three months ended September 30, 2023, a 60.8% increase from $23.8 million during the three months ended September 30, 2022. Our revenue totaled $84.6 million during the nine months ended September 30, 2023, a 48.2% increase from $57.1 million during the nine months ended September 30, 2022. The increases during the three and nine months ended September 30, 2023 compared to the same periods in the prior year were primarily due to an increase in Smart Building Platform revenues driven by a continued shift in new projects from our Smart Glass offering to this offering, reflective of repeat purchases from existing customers indicative of the quality and value of our products, and our shift in focus to the multi-family residential market which continues to experience strong demand. The increase in our Smart Glass revenues is driven by a product mix shift within this offering to our higher priced CSS products, as we have fewer early-stage Smart Glass projects with IGUs in production following the shift to Smart Building Platform.
Costs and Expenses
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Cost of revenue	$42,573	$49,126	$(6,553)	(13.3%)	$124,596	$129,219	$(4,623)	(3.6%)
Cost of revenue totaled $42.6 million, or 111.4% of net sales during the three months ended September 30, 2023, compared to $49.1 million, or 206.7% of net sales during the three months ended September 30, 2022. Cost of revenue totaled $124.6 million, or 147.3% of net sales during the nine months ended September 30, 2023, compared to $129.2 million, or 226.3% of net sales during the nine months ended September 30, 2022. The cost of revenue decreases as a percentage of net sales during these periods reflects the benefit of leveraging the base operating costs in the factory over higher revenues, favorable product mix within and across the three major product offerings, and lower levels of spending on factory and other fixed expenses due to our cash savings initiatives.
The $6.6 million decrease in cost of revenue in absolute dollars during the three months ended September 30, 2023 compared to the same period in the prior year was primarily driven by a $6.9 million decrease in factory operating costs resulting from cost savings initiatives put in place during late 2022 and the restructuring put in place at the end of the first quarter of 2023, as well as a $1.1 million increase to the release of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized and a $2.7 million net decrease in variable costs associated with manufacturing, which were offset by a $4.0 million increase in provisions for warranty liabilities, primarily related to a change in estimated future manufactured IGU per-unit costs due to a revised near-term projected production outlook. Cost of revenue for the three months ended September 30, 2023 and 2022 included $0.3 million and $0.4 million of stock-based compensation expense, respectively.
The $4.6 million decrease in cost of revenue in absolute dollars during the nine months ended September 30, 2023 compared to the same period in the prior year was primarily driven by:
•a $14.2 million decrease in factory operating costs resulting from cost savings initiatives put in place during 2022 and the restructuring put in place at the end of the first quarter of 2023;
•$6.0 million of lower levels of inventory impairments for raw materials and produced finished goods that were not sold at period end; and
•$1.2 million increase to the release of previously recorded contract loss accruals for actual costs incurred in excess of the revenue recognized, which offsets actual costs incurred in the production and delivery of the Smart Building Platform product for the amount incurred in excess of revenues recognized.

These decreases were partially offset by:
•$9.6 million of increased subcontractor costs used for the delivery of the Smart Building Platform product due to revenue increases in this product offering;
•a $5.2 million increase to estimated costs to complete View Smart Building Platform projects; and
•a $4.6 million increase in provisions for warranty liabilities, primarily related to a change in estimated future manufactured IGU per-unit costs due to a revised near-term projected production outlook.
Cost of revenue for the nine months ended September 30, 2023 and 2022 included $1.0 million and $1.1 million of stock-based compensation expense, respectively.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Research and development	$8,918	$15,554	$(6,636)	(42.7%)	$31,573	$56,157	$(24,584)	(43.8%)
Research and development expenses decreased $6.6 million during the three months ended September 30, 2023 compared to the same period in the prior year, primarily related to an approximately $4 million reduction in costs for development and enhancement of Smart Building Technology projects either completed during 2022 or not commercialized as part of planned cost reductions, an approximately $2 million reduction in costs for projects related to our IGU product and manufacturing processes, and an approximately $1 million decrease in stock-based compensation expense primarily due to additional stock-based compensation expense recorded during the third quarter of 2022 for the modification of Officer RSUs.
Research and development expenses decreased $24.6 million during the nine months ended September 30, 2023 compared to the same period in the prior year, primarily related to an approximately $12 million reduction in costs for projects related to our IGU product and manufacturing processes and an approximately $12 million reduction in costs for development and enhancement of Smart Building Technology projects either completed during 2022 or not commercialized as part of planned cost reductions, as well as other cost savings initiatives.
Research and development expenses for the three months ended September 30, 2023 and 2022 included $1.0 million and $2.0 million of stock-based compensation expense, respectively. Research and development expenses for the nine months ended September 30, 2023 and 2022 included $3.2 million and $3.6 million of stock-based compensation expense, respectively.
Selling, General, and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Selling, general and administrative	$25,518	$41,174	$(15,656)	(38.0%)	$74,429	$124,888	$(50,459)	(40.4%)
The $15.7 million decrease in selling, general, and administrative expenses during the three months ended September 30, 2023 compared to the same period in the prior year was primarily driven by:
•Approximately $7 million decrease for stock-based compensation expense recorded during the third quarter of 2022 for the modification of Officer RSUs;
•Approximately $4 million decrease in stock-based compensation expense primarily related to higher levels of expense recognized in the prior year due to the required use of an accelerated amortization method for the CEO Option Awards, Officer RSUs and Officer Options granted in the first quarter of 2021;
•Approximately $3 million decrease in sales and marketing expenses resulting from cost savings initiatives; and
•Approximately $2 million decrease in legal expenses for costs incurred in 2022 following to the restatement of our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019 and the Quarterly Report on Form 10-Q/A for the three months ended March, 31 2021 and 2020, and other related work.
The $50.5 million decrease in selling, general, and administrative expenses during the nine months ended September 30, 2023 compared to the same period in the prior year was primarily driven by an:
•Approximately $19 million decrease in stock-based compensation expense primarily related to higher levels of expense recognized in the prior year due to the required use of an accelerated amortization method for the CEO Option Awards, Officer RSUs and Officer Options granted in the first quarter of 2021;

•Approximately $15 million decrease in legal, consulting and accounting expenses for costs incurred in 2022 related to and following the restatement of our financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2021, 2020 and 2019 and the Quarterly Report on Form 10-Q/A for the three months ended March, 31 2021 and 2020, and other related work;
•Approximately $9 million decrease in sales and marketing expenses resulting from cost savings initiatives; and
•Approximately $7 million decrease for stock-based compensation expense recorded during the third quarter of 2022 for the modification of Officer RSUs.
Selling, general, and administrative expenses for the three months ended September 30, 2023 and 2022 included $9.3 million and $20.8 million of stock-based compensation expense, respectively. Selling, general, and administrative expenses for the nine months ended September 30, 2023 and 2022 included $28.3 million and $54.1 million of stock-based compensation expense, respectively.
Impairment of Long-Lived Assets

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Impairment of long-lived assets	$170,300	$—	$170,300	100.0%	$174,300	$—	$174,300	100.0%
As discussed further in Note 4 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, we determined that a triggering event existed requiring our assets to be evaluated for impairment as of September 30, 2023. We compared the carrying value of the asset group to separately identifiable estimated undiscounted cash flows over the remaining useful life of our asset group and concluded that impairment was indicated due to the carrying value exceeding the estimated undiscounted cash flows. We then determined the fair value of the asset group based on the total invested capital as of September 30, 2023 and compared such value to the carrying value of the total invested capital. The excess of the carrying value over the fair value of the asset group was recognized as an impairment loss and allocated to assets for which the carrying value exceeded their respective fair value. Certain assets were not allocated any impairment as the fair values of such assets approximated their respective carrying amounts. Based on the results of the analysis, we recorded an impairment charge during the three months ending September 30, 2023 of approximately $170 million to write down the value of property and equipment.
In June 2021, we entered into a promissory note with one of our customers, pursuant to which the customer has drawn an aggregate principal amount of $10.0 million. We recorded a $4.0 million impairment loss on the note receivable during the three months ended June 30, 2023, resulting from a change in the assessment of the credit risk for the customer. No additional impairment loss was recorded during the three months ended September 30, 2023.
No impairment losses were incurred in the three and nine months ended September 30, 2022.
Restructuring Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Restructuring costs	$(662)	$—	$(662)	100.0%	$4,845	$—	$4,845	100.0%
During the three months ended September 30, 2023, we recorded a $0.7 million reduction to the amount accrued for other costs for employees impacted by the March 2023 restructuring plan due to a change in the estimate of such costs. Restructuring costs were $4.8 million during the nine months ended September 30, 2023 primarily for employee severance and other costs for employees impacted by the March 2023 restructuring plan and costs incurred related to certain long-lived assets associated with our R&D equipment that were abandoned or relocated from our headquarters to our manufacturing facility in the second quarter of 2023. No restructuring costs were incurred during the three and nine months ended September 30, 2022.
Interest and Other Expense (Income), net

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change ($)	Change (%)	2023	2022	Change ($)	Change (%)
Interest expense, net	$4,399	$58	$4,341	7,484.5%	$11,530	$324	$11,206	3,458.6%
Other expense, net	158	118	40	33.9%	439	259	180	69.5%
Gain on fair value change, net	$—	$(226)	$226	(100.0%)	$(513)	$(6,511)	$5,998	(92.1%)
Interest Expense, Net
Interest expense, net increased $4.3 million and $11.2 million during the three and nine months ended September 30, 2023, compared to the same period in the prior year primarily due interest expense on the Convertible Notes that were issued during the fourth quarter of 2022, partially offset by an increase in interest income related to short-term investments initially purchased during the fourth quarter of 2022.
Other Expense, Net
Other expense, net did not fluctuate materially during the three months and nine months ended September 30, 2023 compared to the same periods the prior year.
Gain on Fair Value Change, Net
The gain on fair value change, net, during the three and nine months ended September 30, 2023 and 2022 was primarily related to changes in the fair value of our Sponsor Earn-Out liability.
Provision for Income Taxes
For the three and nine months ended September 30, 2023 and 2022, our income tax expense was immaterial.
Liquidity and Capital Resources
As of September 30, 2023, we had $50.6 million in cash and cash equivalents and $71.6 million in working capital. Our accumulated deficit totaled $2,931.1 million as of September 30, 2023. For the nine months ended September 30, 2023, we had a net loss of approximately $336.7 million and negative cash flows from operations of approximately $139.6 million. In addition, for the nine months ended September 30, 2022, we had a net loss of approximately $247.3 million and negative cash flows from operations of approximately $204.2 million. We have determined that there is substantial doubt about our ability to continue as a going concern, as we estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond the first quarter of 2024. This projection is based on our current expectations regarding revenues, collections, cost structure, current cash burn rate, initial net proceeds of approximately $10 million and anticipated additional draws of $37.5 million from the Credit Agreement disclosed further in Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, and other operating assumptions. Our ability to make additional draws are subject to (i) a cap on the amount of draws that may be requested in any one calendar week of $2 million, (ii) with respect to any draw made after December 31, 2023, delivery of a budget approved by the lenders, (iii) no default or event of default continuing under the Credit Agreement, (iv) the representations and warranties set forth in the Credit Agreement and the related loan documentation being true and correct in all material respects, (v) the use of proceeds of any such draw not being in contravention with the then-current approved budget, (vi) the consummation of certain required post-closing requirements and (vii) liquidity of at least $25 million. If we are not able to secure sufficient financing and our audited financial statements for the fiscal year ending December 31, 2023 include a “going concern” qualification, this will result in an event of default under the Credit Agreement. Should an event of default occur, any available borrowings from the Credit Agreement would no longer be available and the outstanding indebtedness under the Credit Agreement may become immediately due and payable. To address our cash needs, we continue to seek additional sources of capital, although, to date, additional sources of capital have not been identified. As there can be no assurance that such necessary financing will be available, we may be required to execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
While we raised financing during October 2022 and October 2023, there can be no assurance that the necessary additional financing will be available on terms acceptable to us, or at all. If we raise funds in the future by issuing equity securities, such as through the sale of our common stock under the common stock purchase agreements (the “Purchase Agreements”) discussed further in Note 8 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
We have historically financed our operations through revenue generation from product sales, the issuance and sale of redeemable convertible preferred stock, the issuance of debt financing, and the gross proceeds associated with the contribution of cash and the issuance of private investment in public equity (“PIPE”) in connection with our merger completed on March 8, 2021. Our principal uses of cash in recent periods have been funding operations and investing in capital expenditures. Our future capital requirements will depend on many factors, including revenue growth rate, achieving profitability on our revenue contracts, the timing and the amount of cash received from customers, capital expenditures associated with our capacity expansion, and the continuing market adoption of our products. Our business will require significant amounts of capital to sustain operations and we will require a significant amount of capital investments to execute our long-term business plans.

Our total current liabilities as of September 30, 2023 are $87.3 million, including $6.8 million accrued as estimated loss on our Smart Building Platform contracts. Our long-term liabilities as of September 30, 2023 that will come due during the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q include $0.9 million in operating and finance lease payments and $1.7 million in estimated settlements of warranty liabilities.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022 and a restructuring plan in March 2023 as further discussed in Note 11 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1, as well as additional restructuring activities in October 2023 as further discussed in Note 15 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1. While our plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Further, we are continuing to evaluate the impact of the ITC available to our customers under the IRA passed by Congress and signed into law on August 16, 2022, which management expects to bring the cost of our products to cost parity with conventional windows. Management further expects a resulting increase in demand for our products, allowing us to leverage our minimum operating costs in the factory even further over higher revenues and make further progress towards our objective of profitable operations.
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
The Convertible Notes bear interest at 6.00% per annum, to the extent paid in cash (“Cash Interest”), and 9.00% per annum, to the extent paid in kind through the issuance of additional Convertible Notes (“PIK Interest”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2023. The Convertible Notes are convertible, based on the applicable conversion rate, into cash, shares of our common stock or a combination thereof, at our election. The initial conversion rate was 12.46106 shares per $1,000.00 principal amount of the Convertible Notes, subject to customary anti-dilution adjustment in certain circumstances, which represented an initial conversion price of approximately $80.25 per share.
For additional information on the Convertible Notes, refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” included in Part I, Item 1.
Term Loan
As of September 30, 2023, we had $13.2 million outstanding under our term loan debt arrangement. On October 22, 2020, we entered into an amended and restated debt arrangement with the lender, which temporarily suspended the payments until June 30, 2022. Starting June 30, 2022, we are required to make semi-annual payments of $0.7 million through June 30, 2032. As of September 30, 2023, $1.5 million of the outstanding amount under this arrangement has been classified as a current liability, and the remaining $11.8 million has been classified as a long-term liability.
The debt arrangement required us to invest certain amounts in land, building and equipment and create a certain number of jobs. As of September 30, 2023, we had met the requirements. The debt arrangement, as amended, has customary affirmative and negative covenants. As of September 30, 2023, we were in compliance with all covenants.
Cash Flows
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(139,603)	$(204,201)
Net cash provided by (used in) investing activities	93,590	(19,556)
Net cash used in financing activities	$(2,808)	$(4,211)
Cash Flows from Operating Activities
Net cash used in operating activities was $139.6 million for the nine months ended September 30, 2023. The most significant component of our cash used during this period was a net loss of $336.7 million adjusted for non-cash charges of $32.6 million related to stock-based compensation, $16.5 million related to depreciation and amortization, $14.1 million related to non-cash interest expense related to the Convertible Notes, and $174.3 million related to impairment losses. This cash outflow was increased further by $42.5 million from changes in operating assets and liabilities, primarily due to a $24.8 million decrease in accrued compensation, expenses and other liabilities, including a $8.6 million reduction in general accruals consistent with our cost reduction efforts, a $7.9 million reduction to loss accruals for work performed during fiscal year 2023, a $3.0 million reduction to the litigation settlement liability for a payment made in the first quarter of 2023, a $2.1 million reduction in subcontractor accruals associated with the delivery of the Smart Building Platform product and a $1.4 million reduction in sales taxes payable due to payments made in 2023. The change in operating assets and liabilities was also related to a $10.6 million increase in other assets primarily related to cash collateral associated with our surety bonds and a $7.1 million decrease in accounts payable due to both timing of payments to our suppliers and our focus on cost reduction.
Net cash used in operating activities was $204.2 million for the nine months ended September 30, 2022. The most significant component of our cash used during this period was a net loss of $247.3 million adjusted for non-cash charges of $58.8 million related to stock-based compensation and $17.8 million related to depreciation and amortization, partially offset by the $6.5 million non-cash gain related to change in fair value of our Sponsor Earn-Out liability and other derivative liabilities. This cash outflow was increased further by $28.0 million from changes in operating assets and liabilities, primarily due to a $14.0 million decrease in accrued expenses and other liabilities, including a $9.7 million reduction to loss accruals for work performed during fiscal year 2022 and a $3.9 million reduction in warranty accruals primarily related to settlements during fiscal year 2022, a $2.8 million decrease in accounts payable due to timing of payments to our suppliers, a $7.6 million increase in inventory as a result of increased demand and timing of shipments, and a $3.8 million decrease in deferred revenue due to timing of satisfaction of our performance obligations relating to our revenue generating contracts with customers.
Cash Flows from Investing Activities
Net cash provided by investing activities was $93.6 million for the nine months ended September 30, 2023, which was primarily due to proceeds from the maturity from short-term investments of $210.1 million, partially offset by purchases of short-term investments of $106.0 million, purchases of property plant and equipment of $7.5 million and cash disbursements under a note receivable of $3.0 million.
Net cash used in investing activities was $19.6 million for the nine months ended September 30, 2022, which was due to purchases of property, plant and equipment primarily related to the expansion of our manufacturing facilities.
Cash Flows from Financing Activities
Net used in financing activities was $2.8 million for the nine months ended September 30, 2023, which was primarily related to the $1.4 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and long-term debt payments.
Net cash used in financing activities was $4.2 million for the nine months ended September 30, 2022, which was primarily related to the $3.1 million payment of tax withholdings paid on behalf of employees for net share settlement of equity awards, as well as finance lease and long-term debt payments.
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
During the course of business, our bank issues standby letters of credit on behalf of us to certain vendors and other third parties. As of September 30, 2023 and December 31, 2022, the total value of the standby letters of credit issued by the bank is $13.8 million and $15.7 million, respectively. As of September 30, 2023, $1.0 million has been drawn under the standby letters of credit.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Note 1, “Organization and Summary of Significant Accounting Policies,” of the “Notes to Consolidated Financial Statements” in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023 describes the significant accounting policies and methods used in the preparation of these financial statements. The accounting policies described therein are significantly affected by critical accounting estimates and include the accounting for revenue recognition, product warranties, impairment of long-lived assets, impairment of goodwill, stock compensation, and the Sponsor Earn-out liability. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies. We have not made any changes in these critical accounting policies during the first nine months of 2023.

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
In connection with the preparation of this Quarterly Report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting described below. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in the Form 10-K for the year ended December 31, 2022, management identified the following material weaknesses in our internal control over financial reporting that continue to exist as of September 30, 2023:
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
Remediation Efforts and Status of Material Weaknesses
•As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we performed a comprehensive review of our existing technical accounting capabilities and resources in the accounting/finance function, noting that certain positions in the accounting organization currently filled with interim resources need to be filled on a permanent basis. While we hired full time staff for many of these positions during 2022, certain open positions were filled with experienced and competent contractors. Management has concluded that the previously identified competency gap has been filled and the combination of the permanent staff and the interim contractors are fulfilling their roles and responsibilities. However, given the limited time that these positions have been filled during 2022 and the first three quarters of 2023, management has concluded that additional time is needed to demonstrate the ability to consistently perform their roles and responsibilities before determining that the material weakness has been remediated. Management will continue to monitor the performance of the finance function to ensure controls are operating effectively for a sufficient period of time before concluding on remediation.
•Further, management has designed and implemented new control activities in response to our commitment to integrity and ethical values. However, given the limited time that these controls were operating during 2022 and the first three quarters of 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining that the material weakness has been remediated. Management will continue to evaluate the control activities in response to our commitment to integrity and ethical values in the remaining quarter of 2023 to ensure they have operated effectively for a sufficient period of time before concluding on remediation.
•During the first three quarters of 2022, we designed and implemented new control activities in response to the risk of material misstatement related to warranty-related obligations. While the newly implemented controls were in place and operated effectively as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
•During 2022, we designed and implemented new control activities in response to the risk of material misstatement related to our revenue and receivable process. While the newly implemented controls were in place and operated as of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, management has concluded that additional time is needed to demonstrate the consistent operation of the new and enhanced controls before determining the material weakness has been remediated.
Changes in Internal Control Over Financial Reporting
There were no changes during the quarter ended September 30, 2023 in our internal control over financial reporting (as such term is defined in the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
From time to time, we are subject to claims, litigation, internal or governmental investigations, including those related to labor and employment, contracts, intellectual property, environmental, regulatory compliance, tax, commercial matters, and other related matters, some of which allege substantial monetary damages and claims. Please refer to Note 6 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q and Part I, Item 3. “Legal Proceedings” of our 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 for additional information.
Item 1A.     Risk Factors
The risk factors below should be read in conjunction with Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023, which discusses the material risk factors affecting our business operations and financial condition. Any of the risk factors included therein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. The risks included below and in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 should be read in conjunction with the unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.
Risks Related to Liquidity
We have determined that there is substantial doubt about our ability to continue as a going concern, as our continued existence is dependent upon our ability to raise additional capital through outside sources.
We have determined that there is substantial doubt about our ability to continue as a going concern, as we estimate that our existing financial resources are only adequate to fund our forecasted operating costs and meet our obligations into, but not beyond the first quarter of 2024. This projection is based on our current expectations regarding revenues, collections, cost structure, current cash burn rate, initial net proceeds of approximately $10 million and anticipated additional draws of $37.5 million from the Credit Agreement disclosed further in Note 15 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, and other operating assumptions.
Our ability to make the anticipated additional draws is subject to (i) a cap on the amount of draws that may be requested in any one calendar week of $2 million, (ii) with respect to any draw made after December 31, 2023, delivery of a budget approved by the lenders, (iii) no default or event of default continuing under the Credit Agreement, (iv) the representations and warranties set forth in the Credit Agreement and the related loan documentation being true and correct in all material respects, (v) the use of proceeds of any such draw not being in contravention with the then-current approved budget, (vi) the consummation of certain required post-closing requirements and (vii) liquidity of at least $25 million. If we are not able to secure sufficient financing and our audited financial statements for the fiscal year ending December 31, 2023 include a “going concern” qualification, this will result in an event of default under the Credit Agreement. Should an event of default occur, any available borrowings from the Credit Agreement would no longer be available and outstanding indebtedness under the Credit Agreement may become immediately due and payable. To address our cash needs, we continue to seek additional sources of capital, although, to date, additional sources of capital have not been identified. As there can be no assurance that such necessary financing will be available on terms acceptable to us or at all, we may be required to execute other strategic alternatives to maximize stakeholder value, including further expense reductions, sale of all or portions of the business, corporate capital restructuring or formal reorganization, or liquidation of assets.
If we raise funds in the future by issuing equity securities, dilution to stockholders will occur and may be substantial. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds in the future by issuing additional debt securities, these debt securities could have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of any additional debt securities or borrowings could impose significant restrictions on our operations. The capital markets have experienced in the past, and may experience in the future, periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as a benchmark for rates on borrowing, will continue to impact the cost of debt financing.
In order to reduce the cash used in operating activities, we implemented certain cost savings initiatives in the second half of 2022 and a restructuring plan in March 2023 as further discussed in Note 11 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 for additional information, as well as additional restructuring activities in October 2023 as further discussed in Note 15 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 for additional information. While these plans are anticipated to reduce cash outflow when compared to prior periods, our continued existence is dependent upon our ability to obtain additional financing, as well as to attain and maintain profitable operations by entering into profitable sales contracts and generating sufficient cash flow to meet our obligations on a timely basis. Our business will require a significant amount of capital investment to execute our long-term business plans.
Risk Factors Relating to Future Performance
We have incurred non-cash impairment charges on our other long-lived assets and intangible assets with finite lives, which have and could continue to negatively impact our operating results.
We evaluate long-lived assets for impairment whenever events indicate that a potential impairment may have occurred. If such events arise, we compare the carrying amount of the asset group comprising the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the asset group. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the asset group, an impairment charge is recorded as the amount by which the carrying amount of the asset group exceeds the fair value of the assets, as based on the expected discounted future cash flows attributable to those assets. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
During the third quarter of 2023, due to a continued decline in economic and market conditions, including a continued and sustained decline in our market capitalization, rising interest rates and a prolonged outlook for a continued slow-down in the real estate market, as well as a limited amount of additional financing being secured and revised projections for our future operating results, we determined that a triggering event existed requiring our assets to be evaluated for impairment as of September 30, 2023. As a result, we performed an interim quantitative impairment analysis as of this date. We have no indefinite-lived intangible assets and no goodwill as of September 30, 2023, and therefore the impairment assessment was limited to long-lived assets under ASC 360-10.
Under the accounting guidance in ASC 360, the excess of the carrying value over the fair value of the asset group was recognized as an impairment loss and allocated to assets for which the carrying value exceeded their respective fair value. Fair value was determined based on our intended use of the identified assets. As such, we utilized various methods such as discounted cash flows, replacement cost, scrap and residual value to estimate fair value. Certain assets were not allocated any impairment as the fair values of such assets approximated their respective carrying amounts. Based on the results of the analysis, we recorded an impairment charge during the three and nine months ending September 30, 2023 of approximately $170 million to write down the value of property and equipment. See Note 4 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1 for additional information.
If the decline in our market capitalization continues, we are unable to obtain additional financing as discussed in Note 1 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1, or we identify other events or circumstances indicating the carrying amount of an asset or asset group may not be recoverable, this would require further testing of these assets and may result in an impairment of such assets, which could have a material adverse effect on our business, financial condition or results of operations.
Item 2.     Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
In the second quarter of 2021, we granted an aggregate amount of 4,293 restricted stock units for shares of our Class A common stock to our independent directors (the “Director RSUs”). On May 14, 2021, Toby Cosgrove, Lisa Picard, Nigel Gormly, Harold Hughes, and Tom Leppert, were each granted 461 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. On May 14, 2021, we granted RSUs to Mr. Hughes in the amount of 922 units and Mr. Leppert in the amount of 691 units. Such RSUs granted to Mr. Hughes and Mr. Leppert are subject to time-based vesting conditions and vest in equal installments over a three-year period with 33% to vest on each twelve-month anniversary of the grant date. On June 14, 2021, we granted Julie Larson-Green 374 RSUs, subject to time-based vesting conditions that vest in equal, quarterly installments over one year. Mr. Hughes’ and Mr. Leppert’s remaining unvested RSUs were cancelled in connection with their resignations on February 22, 2022. As of September 30, 2023, 2,449 restricted stock units of the Director RSUs have vested.
On March 8, 2021, we granted an aggregate amount of 208,333 restricted stock units for shares of our Class A common stock to our executive officers. The 2021 Officer RSUs time vest over a four-year period with 25% to vest on the twelve-month anniversary of their grant date of March 8, 2021 and the remaining 75% to vest on a monthly basis over the following thirty-six months subject to the following market-based vesting. 50% of the 2021 Officer RSUs granted to each executive officer will only vest if the share price hurdle of $900.00 is achieved and the remaining 50% of such 2021 Officer RSUs will vest if the share price hurdle of $1,200.00 is achieved. On November 9, 2021, 16,666 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation. On March 8, 2022, 11,666 2021 Officer RSUs were cancelled in connection with an executive officer’s resignation.
On August 5, 2022, the Board of Directors of the Company, upon recommendation of the Compensation Committee, approved an amendment (the “Amendment”) to the 2021 Officer RSUs under the 2021 Plan, which provided that, effective as of September 8, 2022, the market-based vesting conditions applicable to the 2021 Officer RSUs were no longer applicable, and the awards will continue to vest subject only to the time-based vesting conditions, subject to the executive’s continued employment with the Company through each applicable vesting date. Any 2021 Officer RSUs that are not time-vested as of the date of the executive’s termination of employment shall be forfeited and returned to the 2021 Plan. Except as expressly amended by the Amendment, all the terms and conditions of the 2021 Officer RSUs remained in full force and effect. As of September 30, 2023, 112,503 restricted stock units of the 2021 Officer RSUs have vested, and 53,238 restricted stock units were withheld and retired in connection with tax withholding payments made by us on behalf of the Officers.
On October 25, 2022, we entered into the Investment Agreement, pursuant to which it agreed to sell $200.0 million in aggregate principal amount of the Convertible Notes, with the option to sell an additional $40.0 million Convertible Notes, to the Purchasers (as defined in the indenture governing the Convertible Notes) in a private placement pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). We are selling the Convertible Notes to the Purchasers in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We are relying on this exemption from registration based in part on representations made by the Purchasers in the Investment Agreement. We are issuing the Warrants in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. We are relying on this exemption from registration based in part on representations made by RXR FP in the RXR Warrant agreements.
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

4.1+
Credit Agreement, dated as of October 16, 2023, by and among View, Inc., Cantor Fitzgerald Securities, as administrative agent and as collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to View, Inc.’s Current Report on Form 8-K filed on October 16, 2023)

10.1	Severance Agreement and General Release, dated October 13, 2023, between View, Inc. and Martin Neumann.

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

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
**    Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

View, Inc.
Date: November 14, 2023
/s/ Rao Mulpuri
Name: Rao Mulpuri
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023
/s/ Amy Reeves
Name: Amy Reeves
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)
.